Form 10KSB
period 1999-12-31
CYBERECORD INC
filed 2000-04-14
CIK 1096563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended   December 31, 1999
                                                             -------------------

 [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________________ to _____________

                      Commission file number   0-27807
                                              ---------


                                CybeRecord, Inc.
  ---------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Florida                                      91-1985843
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

800 Bellevue Way NE, 4th Floor, Bellevue, WA                 98004
--------------------------------------------             -------------
 (Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number (425) 990-5593
                            -------------

 Securities registered pursuant to Section 12(b) of the Act.

      Title of each class              Name of each exchange on which registered

             None                                          None
  ---------------------------          -----------------------------------------
  ---------------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act.

                           Common Stock $.01 par value
 ------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.   None
                                                   --------

As of March 31, 2000 the aggregate market value of the 9,906,864 shares of CybeRecord, Inc.'s Common Stock, par value $.01 per share, held by non-affiliates was approximately $65,013,795. In determining the number of shares held by non-affiliates, we assumed that all of the individuals identified in the beneficial ownership table set forth under Item 11 of Part III of this report are affiliates for purposes of determining the number of shares held by non-affiliates. As of March 31, 2000, these individuals beneficially owned an aggregate total of 6,840,000 shares. (This number excludes shares the identified beneficial owners do not currently own but may acquire within 60 days from the filing date of this report.) We further assumed (and had no basis to believe otherwise) that there are no affiliates of CybeRecord, Inc. for these purposes other than the individuals identified in the beneficial ownership table. The determination of affiliate status for these purposes is not necessarily a conclusive determination for other purposes.

As of March 31, 2000, there were 16,746,864 shares of CybeRecord, Inc.'s Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X_

                                Table of Contents

PART I

Item 1.   Description of Business.............................................1

Item 2.   Description of Property.............................................9

Item 3.   Legal Proceedings...................................................9

Item 4.   Submission of Matters to a Vote of Security Holders.................9

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............9

Item 6.   Plan of Operation..................................................12

Item 7.   Financial Statements...............................................13

Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure...............................................13

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act..................13

Item 10.  Executive Compensation.............................................16

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....17

Item 12.  Certain Relationships and Related Transactions.....................18

Item 13.  Exhibits and Reports on Form 8-K...................................20

SIGNATURES...................................................................21

                                     PART I

Item 1.  Description of Business.

Form and Year of Organization

CybeRecord, Inc. (which we refer to in this report as "we" or the "Company" or "CybeRecord") is the continuation of a corporation that was first formed on February 17, 1969 under Florida law. Our Company was first named Flexi-Built Modular Housing Corporation. In March 1984, we changed our name to Flexicare, Inc., and then in September 1996 we changed it again to Pillar Entertainment Group Inc. In November 1997 we acquired all of the outstanding stock of Chrysalis Hotels and Resorts Corp. and changed our name to Chrysalis Hotels and Resorts Corp. None of our predecessor corporations engaged in any significant business activities.

In April 1999 we acquired a group assets from people who were working independently to develop technology relating to microfilm scanning device design. The people from whom we acquired the assets were James J. Lucas, Glenn and Paulette Kimball, Marek Niczyporuk, James L. and Barbara Baker Quinn, Herbert and Patricia Walker, and Alva D. and Kirsten Cravens. These people were not part of a company, but they were coordinating their work and for convenience we will refer to them as the "Kristal Group."

The assets we acquired from the Kristal Group in April 1999 all related to the development, production, and marketing of our key product: a low-cost, high-speed automated microfilm scanning device, which we have named "ScanServer." The assets we acquired included: (a) owned and licensed intellectual property rights for the device's overall design, and all hardware design; (b) computer programming code and all software developed including (but not limited to) all software needed to allow ScanServer to operate reliably and with commercial quality and efficiency; (c) programs software, including all related trademarks and intellectual property, in machine readable or human readable form (or both); (d) rights to, and any rights to apply for and register, patents and patent applications, copyrights, trademarks, trade secrets and all other proprietary rights relating the intellectual property we acquired;
(e) records and files relating to manufacturing, quality control, sales, marketing, customer support, and designs for the intellectual property we acquired; (f) derivative works of intellectual property; and (g) all related documentation. We also acquired hardware patents, rights to hardware patents, customer lists, contracts, agreements, licenses or license agreements, commitments, warranties, claims, and other existing and inchoate rights. We treated the costs of these asset as research and development expenses because we determined that the assets had not, at the time we acquired them, reached technological feasibility.

We issued Company common stock to pay for the assets we acquired from the Kristal Group in April 1999. In May 1999 we changed our name to CybeRecord, Inc. Since April 1999 we have continued to conduct our research and development and marketing activities under the name CybeRecord, Inc. As of the filing date of this report, we are in the early stages of starting to manufacture ScanServers for commercial distribution.

Forward-Looking Statements

In explaining our business in this report, some of what we say will be "forward-looking statements." Words such as "expect," "anticipate," "intend," "believe," "plan," "objective," "target," "goal," and similar expressions indicate that a statement is forward-looking. Our forward-looking statements reflect our management's beliefs and assumptions based on the information we currently have available. Because our forward-looking statements are based on what we know and expect at the time we are preparing this report, we cannot be sure that the actual course of our business activities will correspond to what we say in our forward-looking statements. There are many risks and uncertainties that could cause the assumptions we have used to formulate our business plans to turn out to be wrong. If our assumptions turn out to be wrong, our business's actual performance could be much worse than we anticipate based on our current assumptions. If our business does not perform as well as investors expect, or analysts or investors develop concerns about how well our business will perform, the trading prices for our stock are likely to decline, perhaps substantially.

As explained in more detail below, our business is to develop, manufacture, and market a low- cost, high-speed automated microfilm scanner. The following are some of the key risks and uncertainties that could have a serious negative effect on our business, or at least delay our progress. While we are not currently aware of circumstances that would produce the potential problems and delays we describe below, we recognize that we cannot foresee what adverse events our business might encounter. If our business does encounter unexpected problems because of risks and uncertainties, investors could lose some or all of their investments in our business.

Potential Risks Relating to Production

As reflected in our financial statements, we are currently a development stage company. As of the filing date of this report, we are in the early stages of moving to limited production of ScanServers for commercial distribution. We have never generated any revenues from sales. If, as we begin our transition to the initial stages of commercial production, we encounter problems, we will not progress from development to revenue-generation in the time frame we have planned on as set forth in Part II, Item 6 below. Problems could come from being unable to identify reliable and affordable sources of quality parts necessary to build our scanners, being unable to assemble scanners on schedule even if parts arrive on time and in sufficient quantities, or producing scanners that do not meet necessary quality-control standards.

Potential Risks Relating to Cash-Flow

We need cash to continue funding our operations. If we have problems moving to commercial production, it will delay our ability to generate revenue from operations. If during a delay, we cannot obtain sufficient funding to keep operating our business, our business will most likely fail or have to be sold. Furthermore, even if the beginning of our commercial production phase goes smoothly, there will be a delay before we can generate sufficient cash from operations to meet our on-going expenses. If we cannot obtain adequate credit or sufficient cash from selling additional stock while we are trying to build up our production and revenue stream, it will delay or limit our activities and hurt our business. Also, if the securities markets in the United States experience a downturn, it will most likely be harder for us to raise cash by selling stock than it would be if securities markets were strong and rising.

Potential Risks Relating to Key Technology

We have  developed  our key  technology  with the goal of  creating a  microfilm scanner that can automatically recognize individual images, locate the boundaries between images, and accurately convert images into digital form. We have been testing and refining our technology, but we cannot be certain that we have identified and corrected all the potential problems that could prevent ScanServer's hardware or software from functioning properly. If we do encounter serious problems with our critical technology, it will hurt our ability to market the ScanServer to new customers and our existing customer relationships are likely to suffer also.

Potential Risks Relating to Key Personnel

Our current engineering and technical employees, as well as our President and Chief Executive Officer, have specialized knowledge and experience relating to the ScanServer and to the microfilm scanner industry generally. Our future success depends heavily on our ability to retain our key management and technical personnel. Competition for skilled technical and management employees is intense within and among high-technology industries. We therefore may not be able to retain our existing key management and technical personnel. We also may not be able to attract additional qualified employees in the future. If we lose key management or technical employees or cannot attract qualified new employees, it could have a serious negative effect on our business's future growth and operating results.

Potential Risks Relating to Patent Protection

We have applied for patents to protect technology relating to the ScanServer. If the United States Patent and Trademark Office does not grant the patents for which we have applied, that will expose us to competition from other businesses that try to take advantage of our technology. Even if we receive all the patents for which we have applied, if are not able to protect our rights under those patents, we could be seriously hurt by competitors taking advantage of our patented technology.

Need for Governmental Approvals and Agency Listings

Our ScanServers include electronic components for which we must obtain evidence of compliance with Federal Communications Commission ("FCC") standards concerning radio frequency emissions (under Part 15 of the FCC's rules). Our electrical components should also receive safety listings from Underwriters' Laboratories ("UL"). To the extent we seek to place our ScanServers into service in Canada, the United Kingdom, and other parts of Europe and the rest of the world, there are similar requirements for testing and approval. We have not yet applied for FCC approval or a UL listing in the United States or for similar approvals in any other country.

If we are delayed in obtaining necessary approvals or clearances, it will delay our ability to distribute ScanServers in the affected locations. If we are unable to obtain a required approval or clearance, we will either have to forego marketing our ScanServer in the affected locations or expend the time and money to change our ScanServer until it meets the applicable requirements. Delay or failures in obtaining governmental or agency approvals or listings could have a significant negative impact on the development of our business.

Potential Risks Relating to General Economic Conditions

Like many other businesses, our business will be sensitive to general economic conditions that affect us or our potential customers or both. For example, if interest rates rise and our expenses in running our business increase because of that, it will be harder for us to price our scanner competitively and still generate a profit. If the businesses, agencies, and organizations that we plan to target as our customers experience financial constraints for any reason, they may decide that using our scanner to convert their microfilm records to digital form is an expense they prefer to forego or delay. If we are not able to place as many scanners with customers as we expect, our revenues will be lower than we anticipate and this will impede the continuing development of our business.

Principal Product

Our business is to develop, manufacture, and market a low-cost high-speed automated microfilm scanner. We believe the key drivers for microfilm conversion are the desire to have speedier and more convenient access to records, and the desire to share and transmit images electronically. Our ScanServer technology create images that can be transmitted across the Internet or placed on a server and made accessible by intra-net. Users can select the standard image format they wish to use for their converted microfilm images, which are stored on a computer hard-drive. Among the standard image formats available are "tif," "jpg," and bit map files. The stored images can be cataloged, viewed, and transmitted electronically using standard "off-the-shelf" software.

Our ScanServer does not produce a computer file that can be edited as text or other types of data. The digital record is essentially an electronic picture of the original microfilm image. A converted image, if it consists of text, could, if a customer chose, be loaded into an optical character recognition (OCR) device or program. This step is not part of what ScanServer provides to its users, however. It would require customers to use separate applications with the necessary capabilities. We envision that in the future we may find opportunities to develop alliances with other types of information management businesses, such as in the areas of conversion to word-processible documents or databases that could be edited, sorted, or searched. We do not presently have any alliances of this type in place or under development. We have incorporated nothing into

ScanSaver's current design to mesh with or enable other conversion processes, except the ability of ScanServer software to improve the clarity and contrast of imperfect or deteriorated microfilm images.

We plan to rent our microfilm scanners to customers who can use them to convert their microfilm records to digital form. We currently do not intend to encourage customers to purchase ScanServers. We plan to base the fees we charge our customers on the number of images they convert from microfilm to digital format. We call this per-image fee a "click- charge."

Competitive Business Conditions, Position in Industry, and Methods of
Competition

Offering customers the ability to rent rather than buy or lease our ScanServer, and to pay based on the number of images converted, are two of the key factors we believe will allow us to offer an attractive alternative to other options customers may consider. We believe our target customers have essentially two alternatives to renting our ScanServer: outsourcing their records to a third party (such as a service bureau) for conversion or purchasing or leasing other producers' microfilm scanners.

In our view, outsourcing has the drawback of taking critical, potentially irreplaceable records away from the customer's premises and out of the customer's control. This means that while the records are being converted, the customer does not have access to them. In addition, the charges for conversion through outsourcing can be significant for customers that have millions of records to convert. The information we have from potential customers on their expected costs for service bureau conversion range from 5(cent) to 15(cent) per image converted or more. We plan to offer a "click charge" pricing structure with a sliding scale based on the number of images converted. We expect that the high end of our pricing scale will meet the lowest prices service bureaus can offer. We expect that for customers whose volume places them in the middle or lower end of our sliding scale, the per-image charge will be lower than the least expensive service bureau charges. At the same time, our customers will not need to surrender control of and access to their records during the conversion process. Our customers will be able to use the ScanServer at their places of business.

A chief drawback we perceive with respect to purchase or leasing our competitors' scanners is the need for businesses to include purchase or leasing costs in their capital planning cycles. Another drawback is the potentially limited usefulness of any purchased or leased scanners after the initial conversion process is completed. A business may be required to purchase or lease a large number of scanners to complete initial conversion in a timely manner, but need fewer machines to keep up with on-going microfilm conversion. With our proposed rental arrangement based on click-charges, there is no need for capital budget treatment and no need to procure more scanners than are required to meet a business's current needs. We envision that many potential customers may prefer to rent several ScanServers for a limited period to facilitate conversion of microfilm images over a shorter time period. In this way, a customer does not have to endure an extended disruption to records access and does not have to devote as much personnel attention to the conversion process. Our click-charge approach facilitates use of multiple scanners in a way we believe purchase or lease arrangements do not.

Our currently available information on prices for other companies' microfilm scanners indicates that they range from $50,000 to $160,000 for a single scanner. We believe that SunRise Imaging, Inc. and Mekel are presently the leaders in the microfilm scanner market. Fuji also offers a proprietary scanner limited to its own 16mm blipped roll film.

Both SunRise Imaging and Mekel have recently been acquired by other companies. We believe that the effect of these acquisitions is likely to make them less competitive than they were before. So far as we know, none of the existing microfilm scanner companies place their products without a sales contract or third party lease, both of which require capital purchase approval and capital. The exception is a Fuji film scanner that sells for around $16,000, but the scanner is limited to16mm Fuji blipped roll-film and is therefore in our view not a competitor for the general microfilm scanning market.

The other important distinctions between our ScanServer and the other microfilm scanners with which we are familiar are the degree of automation, simplicity of use, multiple film format capability, and quality of converted images. Our ScanServer incorporates two key software components that we believe will give our product a significant competitive advantage. We call them "ImageFinder" and "ImageRestore."

ImageFinder is designed to automatically detect and distinguish between images on microfilm. As explained in a November 30, 1999 press release available through our Website (www.cyberecord.com), we tested ImageFinder in November 1999 using microfilm samples we selected specifically to challenge ImageFinder's capabilities. The sample included overlapping images and films that had different size images intermixed with each other. We were very pleased with the results of our test. Our ImageFinder software partitioned the images on the test samples with 100% accuracy, without the need for operator intervention.

ScanServer's ability to accurately locate and distinguish among microfilm images is central to our marketing strategy. Our goal is to offer a scanner that requires minimal human supervision, so that our customers will incur lower personnel costs and less work disruption than will other scanners. To accomplish this goal, our scanner has to provide reliable, automatic image recognition. Our ImageFinder software is designed to meet this need. Furthermore, the ScanServer works with a range of microfilm formats, including fiche, jacketed and cut film, reel and cartridge formats, and aperture cards.

The ScanServer's second key software component is ImageRestore. ImageRestore is designed to automatically restore contrast, clarity, and content to digital images produced from microfilm records. As described in an August 3, 1999 press release available through our Website, when we tested ImageRestore on a variety of microfilm samples, we obtained very good results. The images we tested not only had improved clarity, but extraneous marks such as scratches and specks had been removed.

Another advantage we believe we can offer customers with ScanSaver is simplicity of use. We have designed ScanServer to be easy enough to operate to allow an unskilled clerk to use it correctly with minimal training. Our ScanServer is no more difficult to operate than a simple photocopier. A set of microfilm records is placed into the ScanServer, the operator chooses the copying options, presses the start button, and the ScanServer carries out the conversion process automatically. We consider this is a significant improvement over other currently available scanners, which we believe are complicated and cumbersome to operate and require substantial training. Our competitors' scanners require an operator to manually process each image in microfilm format, particularly difficult images. By "difficult," we mean images that are overlapping, have unclear borders, are non-standard shapes or sizes or are skewed within their frames. Our ScanServer is designed to automatically detect even difficult images. If other scanners are less reliable in accurately and consistently recognizing individual microfilm images, they have to be much more closely attended because an operator has to manually check and compensate for any image recognition errors.

Even though we believe that our click-charge approach will enable customers to more quickly and efficiently convert existing microfilm records to digital form, we anticipate that many businesses and agencies will continue to generate records on microfilm in the future. This is because microfilm is considered one of the most durable and economical methods of storing large quantities of information. Microfilm has been in successful use for more than one-hundred years, and does not depend on computer programming to make it accessible. Microfilm therefore does not carry the risk that it could become unretrievable because of outmoded software the way computer-generated data can. Therefore, we believe businesses will most likely continue to keep critical records on microfilm because of its durability. At the same time, we expect that for ease of access, management, and distribution, they will also want to create duplicate records in digital form.

Potential Customers and Markets

In identifying the scope of our target market and potential customers, we have relied on widely- recognized sources in the information-management field (such as the Association for Information and Image Management or "AIIM"), as well direct contacts with customers and the substantial experience of our management, research and development, and sales personnel. According to information posted on AIIM's public Website (www.aiim.org), AIIM is the successor to the National Microfilm Association, which was founded in 1945. AIIM claims membership of more that 650 corporations and 9,000 individuals. Based on our management's long experience in the information and imaging industries and the information we have about AIIM, we believe AIIM to be a respected and reliable source of information. AIIM has commissioned and published substantial studies of the magnitude, make-up, and growth rate of the market for document imaging and information management, which are available through AIIM's Website.

The information published by AIIM and other industry sources provides independent confirmation of what our own experience and marketing efforts have indicated: that a vast array of businesses, organizations, and agencies worldwide have stored and continue to generate enormous quantities of critical information in various microfilm formats. These include banks and financial services institutions, insurance companies, libraries, government and law enforcement agencies (federal, state, and local), educational and research institutions, and private businesses. The types of information these potential customers have in their microfilm records include such documents as mortgage records, customer service and loan records, insurance policies, personnel and human resources records, claims files, intelligence data, IRS records, birth, death, and marriage certificates, arrest and fingerprint records, medical records of all kinds, and so forth. Initially, we expect to focus our marketing efforts most heavily on government agencies (including law enforcement), banking, insurance, and title companies. To help us establish ourselves in these areas, we have focused on recruiting and hiring sales and marketing personnel with experience and contacts in each of these sectors.

Methods of Distribution and Marketing

We currently expect to distribute our ScanSaver through direct sales channels. We also plan to work to develop relationships with resellers, value-added resellers, and system integrators as viable opportunities emerge. Our marketing strategy is to use in-person and telephone sales calls, advertising, direct mail, and trade show appearances. We plan to target our advertising in trade magazines aimed at the types of businesses and agencies we have identified for our initial marketing focus, such as government, banking, insurance, and title companies.

Sources and Availability of Raw Materials

Manufacturing the ScanServer requires three types of basic materials: metal parts for the structural and exterior components, optical elements, and computer parts. We expect to purchase optical components for our ScanServers from commercially available sources. The computer parts are available from over-the-counter computer stores. Most of the metal components require custom manufacturing, for which we have arranged with a third-party contractor. We do not expect to be dependent on any single or few sources for raw materials.

Dependence on One or a Few Major Customers

We do not anticipate that we will be dependent on a single or very small number of customers.

Patent, Trademark, and Service Mark Applications and Research and Development Activities

We currently have a number of United States and foreign patent applications pending with respect to our ScanServer's technology. We have also applied for trademark and service mark protection for the words "cyberecord" and "4eyes." Since acquiring the assets of the Kristal Group in April 1999, essentially all of our activities have been focused on research and development, but none of the associated costs have been or will be borne directly by our customers.

Governmental Regulation and Environmental Compliance

We are not aware of any current or pending federal, state, or local environmental laws or regulations that are likely to have a significant impact on our business operations. We do not anticipate any significant governmental regulation unique to our business, other than the matters described above under the subheadings "Need for Governmental Approvals and Agency Listings" and "Patent, Trademark, and Service Mark Applications and Research and Development Activities."

Employees

We currently have 18 employees, all of whom work full time for CybeRecord or one of its wholly owned subsidiaries.

Item 2.  Description of Property.

The Company leases offices at 800 Bellevue Way, N.E., Suite 400, Bellevue, Washington under a written lease, which runs through December 31, 2000. The Company has the right to terminate the lease early (on June 30, 2000) by providing 30 days' prior written notice. Unless terminated, after December 31, 2000 our lease will automatically renew for successive one-year terms, with annual seven-percent increases in the monthly rental. The terms of our lease provide for office space, communication services, and office furniture. Our lease is with Vantas Bellevue, 800 Bellevue Way, NE, 4th Floor, Bellevue, Washington 98004, telephone number (425) 462-4059.

Item 3.  Legal Proceedings.

The Company is not presently a party to any material litigation, and, to the Company's knowledge, there is no material litigation currently threatened against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of CybeRecord's security holders during the fourth quarter of our most recently completed fiscal year, which ended on December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's Common Stock ($.01 par value) is publicly traded on the over-the-counter market. Under its Articles of Incorporation, the Company is also authorized to issue 1,500,000 shares of Class B Common Stock, par value

$.10 per share. The Company has not, however, issued any Class B Common Stock and has not registered any Class B Common Stock under Section 12 of the Securities Exchange Act of 1934. The Company's Common Stock ($.01 par value) is presently traded in the OTC "Pink Sheets." The Company's principal market makers are Olsen Payne & Company, Paragon Capital Corporation, Sharpe Capital Corp., and Hill, Thomson Magid and Company. The high-low bid information for the Company's stock for the period January 1998 to December 1999 as reported by the "Wall Street City" website (www.wallstreetcity.com) of Telescan, Inc. follows:

Monthly prices (January 1998 to December 1999)

Date              High         Low          Close

Dec-99            2.125        0.812        2.125
Nov-99            1.375        0.625        1.250
Oct-99            1.750        0.625        1.062
Sep-99            1.000        0.500        0.875
Aug-99            1.250        0.937        1.000
Jul-99            1.562        1.125        1.187
Jun-99            1.875        0.937        1.625
May-99            1.437        0.500        1.093
Apr-99            1.000        0.406        0.875
Mar-99            0.812        0.125        0.562
Feb-99            0.375        0.187        0.375
Jan-99            0.250        0.125        0.250
Dec-98            0.375        0.125        0.218
Nov-98            0.593        0.250        0.312
Oct-98            0.531        0.218        0.218
Sep-98            0.750        0.250        0.500
Aug-98            0.937        0.500        0.625
Jul-98            1.125        0.750        0.937
Jun-98            1.250        0.687        0.900
May-98            1.187        0.437        1.000
Apr-98            0.687        0.500        0.500
Mar-98            0.750        0.375        0.593
Feb-98            0.750        0.500        0.687
Jan-98            0.750        0.375        0.640

Holders

The approximate number of record holders of the Company's Common Stock as of December 31, 1999 was 330, inclusive of those brokerage firms and/or clearinghouses holding the Company's common shares for their clientele (with each such brokerage house and/or clearinghouse being considered as one holder). The aggregate number of shares of Common Stock outstanding as of December 31, 1999 was 15,471,864 shares.

Dividends

The Company has not paid or declared any cash dividends on its Common Stock since its inception and does not anticipate paying cash any dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities:

The Company has issued the following shares of its Common Stock during past three years without registration under the Securities Act of 1933, as amended (the "Act"):

1. On October 1, 1997, the Company issued 4,000,000 shares to fifty-one non-affiliates at a price of $.06 per share for aggregate consideration of $240,000 pursuant to an exemption from registration under Regulation D, Rule 504 of the Act. In connection with this October 1, 1997 transaction, the Company redeemed and canceled (without compensation) 700,000 of the 4,000,000 shares that were issued.

2. On October 11, 1997, the Company issued 8,000,000 shares to seventeen affiliates. These shares were issued by one of the Company's predecessor corporations, Pillar Entertainment Group Inc., in exchange for all of the outstanding shares of Chrysalis Hotels and Resorts Corp. Following the exchange Pillar Entertainment Group Inc. changed its name to Chrysalis Hotels and Resorts Corp. The shares issued in this exchange transaction were exempt from registration pursuant to Section 4(2) of the Act.

3. On March 24, 1999, the Company issued 1,970,000 shares to ten non-affiliates pursuant to an exemption from registration under Regulation D, Rule 504 of the Act, at a price of $.50 per share for total consideration of $985,000. In consideration for legal services rendered, 46,000 shares were issued to two non-affiliates pursuant to an exemption from registration under Regulation D, Rule 504 of the Act.

4. On April 20, 1999, the Company issued 6,000,000 shares to seven affiliates. These shares were issued by one of the Company's predecessor corporations, Chrysalis Hotels and Resorts Corp., in exchange for assets acquired from the Kristal Group. An additional 50,000 shares were issued as a finder's fee in the transaction.
         Following the asset acquisition, Chrysalis Hotels and Resorts Corp. changed its name to CybeRecord, Inc. The shares issued in this transaction were exempt from registration pursuant to Section 4(2) of the Act.

5.       In  November   1999,   the  Company   issued   70,000   shares  to  two
         non-affiliates in exchange for legal services. The shares were exempt from registration pursuant to Section 4(2) of the Act.

6. Between February 11 and March 3, 2000, the Company issued 1,275,000 shares to 17 non-affiliates pursuant to an exemption from registration under Regulation D, Rule 506 of the Act, at a price of $1.75 per share for aggregate consideration of $2,231,250.

Item 6.  Plan of Operation.

In February 2000 we produced two prototype ScanServers that will be used for testing and evaluation. Over the next 12 months, our goal is to move from a development stage company to commercial production of the ScanServer. As of the beginning of April 2000, we have ordered sufficient hardware components to assemble 30 ScanServers and sufficient computer and electronic components for 10 ScanServers. (We ordered hardware for a larger number of ScanServers because these components require custom manufacturing.) We have arranged for a subcontractor in southern California to build ScanServer units for commercial shipping with an initial target of 10 units to be completed by the end of May 2000. After May, our goal is to achieve a continuing production rate of approximately 20 units per month. If the parts arrive as expected, the assembly process proceeds without significant delays, and we obtain necessary FCC approval and UL listings, we expect to begin shipping commercial production units by the end of May 2000. Our initial target geographical market is the United States, to be followed by Canada, the United Kingdom, Columbia, Brazil, and Mexico. Based on cash raised from stock sales between February 11 and March 3, 2000 (as described in Part II, Item 5 below), we believe we have sufficient cash available to meet our current manufacturing and marketing schedule.

If we are able to implement our production plans as we intend, we believe that we will be able to generate adequate revenues from placing ScanServer units into service to maintain operations at the modest level described in the preceding paragraph. Without raising additional funds through stock sales, we do not expect to be able to expand the scale of our production and marketing efforts quickly, but we believe we could sustain our business and grow slowly. Additional capital investment in our business during the next 12 months would influence our activities in three key respects: how much advertising we are able to do, how quickly we can expand the scale of our production operations, and how quickly we can enter additional geographical markets. If we are able to secure additional funding through stock sales, we would expect to pursue these areas to the extent we considered it feasible. We cannot, however, be certain of placing enough ScanServers into service over the next 12 months to meet our operating requirements. If we do not place enough units, then we will need to either obtain adequate commercial credit arrangements or sell additional stock to fund our continuing operations. We do not currently have commitments in place for obtaining credit or selling additional stock.

As of April 2000, we do not intend to conduct significant new research and development efforts over the next 12 months. We plan to focus our efforts on manufacturing ScanServers and placing them into commercial service. As an integral part of moving from product development to production, we expect to conduct on-going evaluation of possible ways to improve production and lower costs. We will also be watching for opportunities to further develop or build on our core technology in ways that complement our microfilm scanning business. We do not currently have any concrete plans in this regard, however.

We do not anticipate acquiring significant new plant or equipment during the next 12 months. We plan to contract with third parties to assemble our ScanServers, rather than acquiring infrastructure to build them ourselves.

We do not currently expect to hire a significant number of additional employees during the next 12 months. We believe that overall, the complement of management, technical, and sales and marketing personnel we currently employ should enable us to proceed with production and marketing at our initial target levels over the next 12 months.

Item 7.  Financial Statements.

The Company's financial statements required by this item begin on page F-1 and are incorporated into Item 7 of this report by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no changes in or disagreements with accountants on accounting or financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company and their ages as of the filing date of this report are as follows:

Name                   Age      Position
----                   ---      --------
William S. Altieri     71       Director
Alva D. Cravens        59       Director
James J. Lucas         58       Director, Chief Executive Officer, and President
Brent Nelson           38       Director and Secretary
James L. Quinn         63       Vice President of Sales
Glenn S. Kimball       67       Vice President of Engineering
Marek Niczyporuk       34       Vice President of Software Development

William S. Altieri, Director -- Mr. Altieri was appointed a Director on November 15, 1999. Since 1975, he has been a self-employed marketing and sales consultant for clients in a variety of business areas, including franchising, computer services, soft drinks, automobile products, and food products. Mr. Altieri's experience encompasses domestic and international product branding, corporate and product positioning, and advertising and general marketing for consumer, industrial, and high-technology products. He has been employed as a Brand Manager for Procter and Gamble's Joy detergent. He later joined Norman, Craig and Kummel Advertising in New York City as a Vice President and was promoted to Senior Vice President of European Operations directing marketing programs for Colgate Palmolive, Chesebrough-Ponds, and American-Cyanamid. Subsequently, he became a senior partner and Managing Director of London's Jack Tinker Advertising, where he was responsible for adapting U.S. marketing efforts into European marketing programs for Coca-Cola, Exxon, Miles Laboratories, and Nabisco. Mr. Altieri holds an MBA from Stanford University. As a Lieutenant in the United States Navy, he served on an UDT (Underwater Demolition Team), now called a SEAL (Sea Air Land) team. Mr. Altieri's term as Director runs through the next annual shareholders' meeting. As of the filing date of this report, the Company's Board of Directors has not yet set a date for the next annual shareholders' meeting.

Alva D. Cravens, Director -- Mr. Cravens was appointed a Director of the Company on November 15, 1999. Since January 1999 he has been Vice President of Worldwide Marketing for AdForce, an Internet ad-serving firm recently ranked ninth in Inter@ctive Week magazine's top ten advertising and marketing companies. From March 1998 to January 1999, Mr. Cravens was President of OpenGrid (formerly Ensemble Solutions, Inc.), an electronic distribution company. From April 1996 to January 1998, he served as Vice President of Marketing at Adaptec, Inc., a manufacturer of SCSI, fiber channel, and RAID products. Between August 1992 and March 1996, Mr. Cravens was Vice President of Marketing for Radius, Inc. (now Digital Origin, Inc.), a developer and manufacturer of computer displays and graphic and video technologies. Mr. Cravens has more than 20 years of executive experience in strategic marketing, communications, positioning, branding, and advertising for technology companies. Mr. Cravens holds both a B.A. and an M.A. in communications from San Jose State University. Mr. Cravens' term as Director runs through the next annual shareholders' meeting.

James J. Lucas, Director, Chief Executive Officer, and President -- Mr. Lucas has more than 20 years of senior management experience in digital imaging markets. He joined CybeRecord as President and CEO May 1999, and was appointed a Director on November 15, 1999. From June 1998 to May 1999, Mr. Lucas was Director of National Sales, Seybold Seminars, for ZD Events. From May 1996 to October 1998, Mr. Lucas served as Vice President of Sales and Marketing for SunRise Imaging, Inc. in Foster City, California, and from May 1994 to May 1996 he was Vice President of Sales and Marketing for ScanView, Inc. in Foster City, California. Mr. Lucas' career highlights also include positions as vice president of product marketing and vice president of advertising and public relations for General Electric Company, Calma Division, and vice president of special markets for Eastman Kodak Company, Atex Division. In 1981, he developed the original business and product concepts for Qubix Graphic Systems, a venture-funded company that went public and was subsequently acquired. Mr. Lucas' term as Director runs through the next annual shareholders' meeting.

Brent Nelson, Director and Secretary -- Mr. Nelson has served as a Director and as Secretary of the Company since October 1997. For more than the past five years, Mr. Nelson has been president of Northwest Capital Partners, L.L.C., a venture capital firm located in Bellevue, Washington. Within the past five years Mr. Nelson has also been Chief Executive Officer of PanPacific Containers L.L.C. and Director of Business Development for Waterwood Mountain Hotel Resort & Spa Ltd. and Waterwood International Spa Resorts, Inc. (both Canadian companies). In addition to CybeRecord, Mr. Nelson presently serves on the boards of directors of the following reporting companies: Interactive Objects, Inc., a software development firm, Eclipse Entertainment Group, Inc., a film development, production, and distribution company, and Mobile PET Systems, Inc., a medical company. He earned a diploma in marketing from Douglas College, Vancouver, B.C., Canada in 1983. Mr. Nelson has over 15 years of experience in corporate project financing. Mr. Nelson's term as Director runs through the next annual shareholders' meeting.

James Quinn, Vice President of Sales -- From December 1994 until he joined CybeRecord in August 1999, Mr. Quinn was Director of International Sales for Tally Printer Corporation, Kent, Washington. Mr. Quinn graduated from Franklin Marshall University in 1958.

Glenn Kimball, Vice President of Engineering -- For more than five years before joining CybeRecord in May 1999, Mr. Kimball operated an independent consultant business, Kimball Engineering. Mr. Kimball has more than 20 years of experience in imaging product development, primarily for large government organizations. He developed image-processing techniques to separate and enhance poor quality, overlapping bank endorsements and a series of test documents, enabling performance of high-speed check reader- sorters for the Federal Reserve. He managed development and production of seven multimillion-dollar topographic map compilation systems that performed at micron accuracy for the United States Defense Mapping Agency.

Marek Niczyporuk, Vice President of Software Development -- Mr. Niczyporuk was appointed Vice President of Software Development on April 7, 2000. From May 1, 1999 until April 7, 2000, he served as CybeRecord's Director of Imaging Systems. For more than five years before joining CybeRecord, Mr. Niczyporuk conducted a private software consulting business. He is a leading machine vision and computer image processing scientist with expertise in incorporating advanced image processing methods into successful medical, commercial, and industrial applications. His cardiovascular imaging systems to detect and reconstruct real-time, three-dimensional shapes of the heart surface have been in daily operation since 1989. Mr. Niczyporuk has also developed a system to analyze Doppler ultrasound images, software to interpret retinal topography, machine vision systems for inspection and quality control in the printing industry, and color image analysis programs for a variety of manufacturing environments.

             Section 16(a) Beneficial Ownership Reporting Compliance

The Company filed an initial registration under Section 12 of the Securities Exchange Act of 1934 on Form 10-SB on October 26, 1999. The Company believes that as a result of that filing, the following persons became "reporting persons" for purposes of Section 16(a) of the Securities Exchange Act of 1934 on the 60th day after that filing: James J. Lucas, Glenn Kimball, Brent Nelson, James L. Quinn, Alva D. Cravens, and William S. Altieri. The Company believes that none of these reporting persons filed Initial Statements of Beneficial Ownership of Securities on Form 3 with the Securities and Exchange Commission or with the Company when they became reporting persons or at any time since then up to the date of this report. The Company also believes that one of the reporting persons identified above, William S. Altieri, would have reported that he does not beneficially own any of the Company's securities if he had filed an Initial Statements of Beneficial Ownership of Securities on Form 3 with the Securities and Exchange Commission. The Company does not believe that any of the reporting persons identified above filed an Annual Statement of Changes in Beneficial Ownership on Form 5 with the Securities and Exchange Commission or with the Company within the 45-day period following the December 31, 1999 end of the Company's most recently completed fiscal year.

The Company does not know of any purchases or sales or other transactions carried out by any of the reporting persons identified above that would have been required to be reported on Form 4 or Form 5. So far as the Company knows, only Initial Statements of Beneficial Ownership of Securities on Form 3 were required to be (and were not) filed during 1999 by the reporting persons identified above.

Item 10.  Executive Compensation.

The table below sets forth all compensation paid to the Company's executive officers during 1999 (the Company's most recently completed fiscal year). Other than as indicated in the table below, none of the Company's executive officers received any benefits or compensation in any form (including stock, stock options, stock appreciation rights, long-term incentive plan payouts, etc.) for service as executive officers of the Company during 1999.

                          Compensation Paid During 1999

Position                                              Salary                  Bonus       Other Compensation
--------                                              ------                  -----       ------------------
James Lucas, Pres. & CEO*                            $ 105,000               $12,500
Glenn Kimball, VP Engineering*                       $  72,000               $12,500
James Quinn, VP Sales*                               $  55,000
Tom Morikawa, Exec. VP of Operations**               $  71,875                                   $25,000
     and Chief Financial Officer
Brent Nelson, Secretary***                                                                       $ 5,000

    * Salary payments to Mr. Lucas began on May 16, 1999. Salary payments to Mr. Kimball began on May 1, 1999. Salary payments to Mr. Quinn began on August 1, 1999. The amounts stated in the table above reflect actual payments made to these officers from the beginning of their salary payments through December 31, 1999. Had the Company's executive officers been on the Company's payroll for the entire 1999 fiscal year at the same salary rate they received from the beginning of their salary payments through December 1999, their annual base compensation would have been as follows: $168,000 for Mr. Lucas; $108,000 for Mr. Kimball, and $132,000 for Mr. Quinn.

** Mr. Morikawa was a Director and the Chief Executive Officer of Chrysalis Hotels and Resorts Corp. (which was the name under which the Company operated until April 1999) through April 1999, and then Director, Executive Vice President of Operations, and Chief Financial Officer for CybeRecord until November 15, 1999. Since November 15, 1999, Mr. Morikawa has been a consultant to the Company and during 1999 received retainer payments under his consulting agreement of $25,000. These consulting payments are included under "Other Compensation" in the table above.

*** Mr. Nelson was a Director and Secretary of Chrysalis Hotels and Resorts Corp. (the last name under which the Company operated before changing its name to CybeRecord, Inc. in April 1999). He is one of the Company's current Directors and shareholders, as well as its Secretary. Mr. Nelson received compensation through payments the Company made to Northwest Capital Partners, L.L.C. under the Consulting Agreement described below under Item 12. These consulting payments are included under "Other Compensation" in the table above.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 31, 2000, the stock ownership of each executive officer and director of CybeRecord, of all executive officers and directors of CybeRecord as a group, and of each person known by CybeRecord to be a beneficial owner of five percent or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares listed opposite his or her name and has sole investment and voting power for those shares. No person listed below has any options, warrants, or other rights to acquire additional securities of the Company except as otherwise indicated.

   Name and Address             Number of Shares
of Beneficial Owner (1)        Beneficially Owned           Percentage of Class
--------------------------------------------------------------------------------
James J. Lucas
401 -- 100th NE, #316               1,500,000                       8.96
Bellevue, WA  98004-5456

Glenn Kimball*
2850 College Avenue                 1,500,000                       8.96
Modesto, CA  95350

Marek A. Niczyporuk
962 Elsinore Drive                  1,300,000                       7.77
Palo Alto, CA  94303

Brent Nelson
5395 176th Place                    1,225,000**                     6.90
Bellevue, WA  98004

   Name and Address             Number of Shares
of Beneficial Owner (1)        Beneficially Owned           Percentage of Class
--------------------------------------------------------------------------------
Thomas Morikawa
1737  14th Avenue                    1,115,000                       6.66
Seattle, WA  98122

James L. Quinn***
3419 Evergreen Point Road            1,100,000                       6.57
Medina, WA  98039

Alva D. Cravens
17235 Deerpark Road                    100,000                       0.60
Los Gatos, CA  95032

William S. Altieri
675 Sharon Park Drive                     none                        n/a
Menlo Park, CA  94025

All directors and executive
officers as a group (7 persons)      6,725,000                      37.89


   *     Shares held jointly with Mr. Kimball's wife, Paulette Kimball
  ** Includes 1,000,000 shares that may be acquired by Northwest Capital Partners, L.L.C. for $.01 per share under a consulting agreement with CybeRecord if conditions specified in the consulting agreement are satisfied. Mr. Nelson is the president and sole owner of Northwest Capital Partners, L.L.C.
 ***     Shares held jointly with Mr. Quinn's wife, Barbara Quinn

(1) For purposes of this table, a person is considered to "beneficially own" any shares with respect to which he or she directly or indirectly has or shares voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days. Unless otherwise indicated above and subject to applicable community property law, voting and investment power are exercised solely by the person named above or shared with members of his or her household.

Item 12.  Certain Relationships and Related Transactions.

1. As described above under Part I, Item 1, in April 1999 the Company issued stock to acquire a group assets from the Kristal Group. Several members of the Kristal Group are now officers or directors, as well as shareholders, of the Company. These include James J. Lucas, who is President and CEO of CybeRecord as well as a director; James L. Quinn, who is Vice President of Sales for CybeRecord; Glenn S. Kimball, our Vice President of Engineering; Marek Niczyporuk, our Vice President of Software Development; and Alva D. Cravens, who is one of the Company's current directors.

         The Company issued 6,000,000 shares of common stock to acquire assets from the Kristal Group. The common stock was valued at $.50 per share, based on stock sales in the same time period. The number of shares issued was based on negotiations between the Company and the individuals who made up the Kristal Group. As part of these negotiations, certain shareholders contributed 5,000,000 shares of common stock back to the Company so that, when the transaction was completed, the parties' ownership percentages in CybeRecord would be as agreed upon within the Kristal Group.

2. In March 1999, the President of CybeRecord, Inc., a Nevada corporation ("CybeRecord Nevada") executed a Consulting Agreement (the "Agreement") with Brent Nelson on behalf of Northwest Capital Partners, L.L.C. ("Northwest"). Brent Nelson is the sole member of Northwest. Brent Nelson is also a director and officer of CybeRecord Nevada. The Board of Directors of CybeRecord Nevada has not yet approved the Agreement.

         The Agreement, which runs through February 2002, provides for Northwest to assist in obtaining financing for CybeRecord Nevada. In return for consulting services under the Agreement, CybeRecord Nevada agreed to pay the consultant $500 per month. Provision is made for this payment to increase to $1,000 per month. The Agreement also provides that the consultant is to be issued 500,000 shares of common stock for $0.01 per share when the market capitalization of CybeRecord Nevada reaches $100,000,000 and is to be issued an additional 500,000 shares of common stock at $0.01 per share when the market capitalization of CybeRecord Nevada reaches $200,000,000. Any shares issued under the Agreement will be restricted shares, and will have "piggy-back" rights, so that the shares will be registered upon CybeRecord Nevada's first registration after the shares are issued.

         Two CybeRecord, Inc. exist in the United States: CybeRecord, Inc., a Florida corporation ("CybeRecord Florida") and CybeRecord Nevada. We are CybeRecord Florida. Brent Nelson is a director and officer of both corporations. Brent Nelson is also a shareholder of CybeRecord Florida. Both companies share the same President. Neither company owns the stock of the other. However, both companies have taken steps to merge CybeRecord Florida into CybeRecord Nevada, but the merger has not been completed.

         While Northwest's contract is with CybeRecord Nevada, Northwest has performed services for CybeRecord Florida. CybeRecord Florida has paid Northwest $500 per month ($5,000 in 1999). CybeRecord Florida's Board of Directors has not approved a contract with Northwest. CybeRecord Florida and Northwest are working to identify the terms upon Northwest will provide services to CybeRecord Florida.

         Since December 31, 1999, CybeRecord Florida has reached a market capitalization that exceeds $200,000,000. If CybeRecord Florida and Northwest enter into a consulting agreement with stock provisions similar to the provisions contained in CybeRecord Nevada's Agreement, or CybeRecord Florida assumes CybeRecord Nevada's obligations under the Agreement, then Northwest will have the right to purchase the stock from CybeRecord Florida.

3. Tom Morikawa, one of the shareholders named in the table of beneficial security owners under Part III, Item 11 and also former director and chief executive officer of the Company, is currently a consultant to the Company. Under our consulting agreement with Mr. Morikawa, we pay Mr. Morikawa a monthly retainer of $12,500. The consulting agreement with Mr. Morikawa remains in effect through May 15, 2000.

4. After January 1, 2000, the Company borrowed $100,000 from Brent Nelson, who is one of the Company's directors and shareholders, as well as its secretary. The Company has repaid this loan, which was due on demand, unsecured, and bore no interest.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

3.1      Articles of Incorporation with Amendments
3.2      By-Laws
10.2     Consulting Agreement with Northwest Capital Partners, L.L.C.
10.3     Asset Purchase Agreement Relating to Purchase of Kristal Group Assets
27       Financial Data Schedule

(b)      Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CybeRecord, Inc.
                -------------------------------------------------
                                      (Registrant)

                    By           /s/  JAMES J. LUCAS
                       -----------------------------------------
                             James J. Lucas, President & CEO

                Date                 April 8, 2000
                     ----------------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By           /s/  JAMES J. LUCAS
                       -----------------------------------------
                            James J. Lucas, President & CEO
                      (Director, Principal Executive Officer, and
                             Principal Financial Officer)

                Date                 April 8, 2000
                     ----------------------------------------


                     By          /s/  WILLIAM S. ALTIERI
                        ---------------------------------------
                               William S. Altieri, Director

                Date                 April 7, 2000
                     ----------------------------------------


                      By          /s/  ALVA D. CRAVENS
                         ---------------------------------------
                               Alva D. Cravens, Director

                Date                  April 9, 2000
                     ----------------------------------------

                                CYBERECORD, INC.

                                FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S

                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS

    Balance sheets                                                        F-2
    Statements of operations                                              F-3
    Statements of stockholders' equity                                    F-4
    Statements of cash flows                                              F-5
    Notes to financial statements                                  F-6 - F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CybeRecord, Inc.
Bellevue, Washington

We have audited the accompanying balance sheets of CybeRecord, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, and for the period from September 27, 1996 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CybeRecord, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from September 27, 1996 to December 31, 1999, in conformity with generally accepted accounting principles.

March 15, 2000

                              CYBERECORD, INC.
                       (A Development Stage Company)

                               BALANCE SHEETS
                         December 31, 1999 and 1998



              ASSETS                                                               1999                1998
                                                                             -----------------   -----------------
Current Assets
     Cash                                                                    $         111,154   $           1,307
     Prepaid expenses and deposits                                                      15,194
                                                                             -----------------   -----------------
              Total current assets                                                     126,348               1,307

Furniture and Equipment, at cost,
     less accumulated depreciation of $3,940                                            25,328
                                                                             -----------------   -----------------
                                                                             $         151,676   $           1,307
                                                                             =================   =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                        $          21,436   $               -

Stockholders' Equity
     Common stock, par value $.01                                                      154,719             123,359
     Additional paid-in capital                                                      4,342,269             309,079
     Deficit accumulated during the
        development stage                                                           (4,366,748)           (431,131)
                                                                             -----------------   -----------------
                                                                                       130,240               1,307
                                                                             -----------------   -----------------
                                                                             $         151,676   $           1,307
                                                                             =================   =================









                     See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         For the Years Ended December 31, 1999 and 1998, and the Period
                  From September 27, 1996 to December 31, 1999

                                                                                                      Total
                                                                                                    Accumulated
                                                                                                      During
                                                                                                    Development
                                                                                                       Stage
                                                                                                  (September 27,
                                                                                                      1996 to
                                                                                                   December 31,
                                                                1999                1998               1999)
                                                         -----------------   -----------------   -----------------
Revenues                                                 $               -   $               -   $               -

Expenses

     Write-off of acquired research
        and development                                          3,000,000                               3,000,000
     Research and development                                      175,425                                 175,425
     General and administrative                                    760,192              82,251           1,191,323
                                                         -----------------   -----------------   -----------------
                                                                 3,935,617              82,251           4,366,748
                                                         -----------------   -----------------   -----------------
              Net loss                                   $      (3,935,617)  $         (82,251)  $      (4,366,748)
                                                         =================   =================   =================

Basic loss per share of common stock                     $           (0.27)  $           (0.01)  $           (0.36)
                                                         =================   =================   =================










                        See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
         For the Years Ended December 31, 1999 and 1998, and the Period
                  From September 27, 1996 to December 31, 1999


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Additional    During the
                                                                 Common        Common       Paid-in    Development
                                                                 Shares         Stock       Capital        Stage         Total
                                                              ------------   ----------   ----------   ------------  ------------
Balances, September 27, 1996                                       335,864   $    3,359   $      769   $         -   $      4,128

Issuance of common stock (October and November 1996)             8,700,000        8,700       49,410                       58,110

Net loss                                                                                                    (3,192)        (3,192)
                                                              ------------   ----------   ----------   -----------   ------------
Balances, December 31, 1996                                      9,035,864       12,059       50,179        (3,192)        59,046

Issuance of common stock, net of effects of exchange
     of Chrysalis shares for Pillar shares (October 1997)        3,300,000      111,300      128,700                      240,000

Additional capital contributed by shareholders                                                46,700                       46,700

Net loss                                                                                                  (345,688)      (345,688)
                                                              ------------   ----------   ----------   -----------   ------------
Balances, December 31, 1997                                     12,335,864      123,359      225,579      (348,880)            58

Additional capital contributed by shareholders                                                83,500                       83,500

Net loss                                                                                                   (82,251)       (82,251)
                                                              ------------   ----------   ----------   -----------   ------------
Balances, December 31, 1998                                     12,335,864      123,359      309,079      (431,131)         1,307

Issuance of common stock in exchange for cash (March 1999)       1,970,000       19,700      965,300                      985,000

Issuance of common stock in exchange for services
     (March and April 1999)                                         96,000          960       39,040                       40,000

Contribution of shares back to the corporation
     by shareholders (April 1999)                               (5,000,000)     (50,000)      50,000

Issuance of common stock in exchange for
     Kristal Group assets (April 1999)                           6,000,000       60,000    2,940,000                    3,000,000

Issuance of common stock in exchange for services
     (November 1999)                                                70,000          700       30,800                       31,500

Additional capital contributed by shareholders                                                 8,050                        8,050

Net loss                                                                                                (3,935,617)    (3,935,617)
                                                              ------------   ----------   ----------   -----------   ------------
Balances, December 31, 1999                                     15,471,864   $  154,719   $4,342,269   $(4,366,748)  $    130,240
                                                              ============   ==========   ==========   ===========   ============





                        See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
         For the Years Ended December 31, 1999 and 1998, and the Period
                  From September 27, 1996 to December 31, 1999

                                                                                                       Total
                                                                                                    Accumulated
                                                                                                      During
                                                                                                    Development
                                                                                                       Stage
                                                                                                  (September 27,
                                                                                                      1996 to
                                                                                                   December 31,
                                                                1999                1998               1999)
                                                         -----------------   -----------------   -----------------
Cash Flows From Operating Activities
     Net loss                                            $      (3,935,617)  $         (82,251)  $      (4,366,748)
     Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation                                                 3,940                                   3,940
        Write-off of purchased in-process
           research and development that had
           not reached technological feasibility                 3,000,000                               3,000,000
        Professional fees exchanged for
           common stock                                             71,500                                  71,500
        Changes in operating assets and liabilities
           Prepaid expenses and deposits                           (15,194)                                (15,194)
           Accounts payable                                         21,436                                  21,436
                                                         -----------------   -----------------   -----------------
              Cash used in operating activities                   (853,935)            (82,251)         (1,285,066)

Cash Flows From Investing Activity

     Purchase of equipment                                         (29,268)                                (29,268)

Cash Flows From Financing Activities

     Issuance of common stock                                      985,000                               1,283,110
     Capital contribution                                            8,050              83,500             138,250
                                                         -----------------   -----------------   -----------------
              Cash provided by financing activities                993,050              83,500           1,421,360
                                                         -----------------   -----------------   -----------------
              Net increase in cash                                 109,847               1,249             107,026

Cash, beginning of period                                            1,307                  58               4,128
                                                         -----------------   -----------------   -----------------
Cash, end of period                                      $         111,154   $           1,307   $         111,154
                                                         =================   =================   =================






                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization/Development Stage Company

CybeRecord,  Inc.  ("CybeRecord")  was previously  known as Chrysalis Hotels and
Resorts,  Corp.   ("Chrysalis").   Chrysalis  was  previously  known  as  Pillar
Entertainment, Inc. ("Pillar").

Pillar was a corporation with very little financial activity for many years. In October 1997, Pillar exchanged its common stock for all the outstanding stock of Chrysalis. As Pillar and Chrysalis were related corporations (Pillar's president was a major stockholder in Chrysalis), the transaction was accounted for at a historical cost basis. Pillar then changed its name to Chrysalis. These financial statements are prepared as if the companies were combined as of September 27, 1996 (the date Chrysalis was incorporated).

In April 1999, Chrysalis issued common stock to acquire in-process research and development from ten individuals: Glenn Kimball, Paulette Kimball, Marek Niczyporuk, James J. Lucas, James L. Quinn, Barbara Baker Quinn, Herbert J. Walker, Patricia A. Walker, Alva D. Cravens, and Kristin Cravens (hereinafter referred to as the "Kristal Group" for the sake of convenience). Chrysalis then changed its name to CybeRecord.

In conjunction with the acquisition of the Kristal Group's assets, CybeRecord is working toward the development of product that will enhance paper and microfilm records when converted to digital documents. This will allow these records to be shared electronically over the Internet and within company Intranet systems. As of December 31, 1999, products developed by CybeRecord have not reached the stage of technological feasibility as defined by Statements of Financial Accounting Standards ("SFAS") 86. Accordingly, the cost of the assets acquired from the Kristal Group and all costs associated with product development have been charged to expense as research and development.

CybeRecord intends to market the product it is developing. Revenue recognition policies for product sales will be established when products are ready for distribution.

These financial statements have been prepared treating CybeRecord as a development stage company. CybeRecord has not generated any revenues through December 31, 1999. For the purpose of these financial statements, it is assumed the development stage started September 27, 1996, which is the date of inception for Chrysalis.

Cash

Cash includes cash balances held at a bank and all highly liquid debt instruments with original maturities of three months or less. Cash balances are in excess of amounts insured by the Federal Deposit Insurance Corporation.

No cash payments for interest or income taxes were made during the years ended December 31, 1999 and 1998.

Furniture and Equipment

Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets.

Research and Development

Research and development costs are expensed as incurred. When products being developed reach technological feasibility, costs associated with these products will be capitalized and amortized over their estimated useful lives.

Taxes on Income

CybeRecord accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in CybeRecord's financial statements or tax returns. In estimating future tax consequences, CybeRecord generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There are no potentially dilutive common shares at December 31, 1999 and 1998. The weighted average number of shares was 14,559,531 and 12,335,864 for the years ended December 31, 1999 and 1998. The weighted average number of shares was 12,004,685 for the period from September 27, 1996 to December 31, 1999.

Stock-Based Compensation

Although there has been no stock-based compensation, CybeRecord accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of CybeRecord's stock at the date of the grant over the amount an employee is required to pay for the stock.

Comprehensive Income

There are no reconciling items between the net loss presented in the Statements of Operations and comprehensive loss as defined by SFAS No. 130, "Reporting Comprehensive Income."

Segment Reporting

Management considers CybeRecord to operate on only one business segment. Accordingly, any disclosures required by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are already incorporated in other financial statement disclosures.

New Accounting Standards

New accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from the estimates that were used.

Note 2.  Capital Stock

                                        December 31, 1999     December 31, 1998
                                        -----------------     -----------------
Shares authorized                              20,000,000            20,000,000
                                        =================     =================

Shares issued and outstanding                  15,471,864            12,335,864
                                        =================     =================


Note 3.  Non-Cash Transactions

In 1999, CybeRecord issued 6,000,000 shares of common stock in conjunction with the acquisition of the Kristal Group's assets (See Note 1). The common stock was valued at $.50 per share. This value was based on stock sales in the same time period. The number of shares issued was based on negotiations between CybeRecord and the various owners of the Kristal Group's assets. As part of these negotiations, certain shareholders contributed 5,000,000 shares of common stock back to CybeRecord. These shareholders contributed the stock back to CybeRecord so that ownership percentages in CybeRecord subsequent to this transaction were in accordance with percentages that were agreed upon with the Kristal Group.

In 1999, CybeRecord issued 46,000 shares in exchange for legal services. These shares were valued at $.50 per share, as they were issued at approximately the same time that shares were issued for the Kristal Group's assets. In 1999, CybeRecord issued 50,000 shares in exchange for consulting services. These shares were valued at $12,000, as they were issued to settle a $12,000 invoice. In November 1999, CybeRecord issued 70,000 shares in exchange for legal services. These shares were valued at the closing market price on November 2, 1999, as discounted because the shares were restricted.

Note 4.  Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                    December 31, 1999       December 31, 1998
                                    -----------------       ------------------
Tax at statutory rate                $     (1,338,109)       $       (27,966)

Change in valuation allowance
   for deferred tax asset                   1,338,109                  27,966
                                    -----------------        ----------------
 Income tax expense                  $              -        $              -
                                    =================        ================

CybeRecord's deferred tax asset is as follows:

                                                                     December 31,          December 31,
                                                                         1999                 1998
                                                                   ----------------    -------------------
Net operating loss carryforwards
   (before valuation allowance)                                    $      425,626        $       144,713

Acquired research and development
   costs expensed for financial
   statement purposes, but capitalized
   for income tax purposes                                              1,200,000

Other                                                                      39,068                  1,872

Less valuation allowance for deferred tax asset                        (1,484,694)              (146,585)
                                                                   --------------        ---------------
Net deferred tax asset                                             $            -        $             -
                                                                   ==============        ===============

CybeRecord has net operating loss carryforwards of $1,206,000 at December 31, 1999. Most of these losses expire in 2019.

Note 5.  Consulting Contracts

In March 1999, the President of CybeRecord, Inc., a Nevada corporation ("CybeRecord Nevada") executed a Consulting Agreement (the "Agreement") with Brent Nelson on behalf of Northwest Capital Partners, LLC ("Northwest"). Brent Nelson is the sole member of Northwest. Brent Nelson is also a director and officer of CybeRecord Nevada. The Board of Directors of CybeRecord Nevada has not yet approved the Agreement.

The Agreement, which runs through February 2002, provides for Northwest to assist in obtaining financing for CybeRecord Nevada. In return for consulting services under the Agreement, CybeRecord Nevada agreed to pay the consultant $500 per month. Provision is made for this payment to increase to $1,000 per month. The Agreement also provides that the consultant is to be issued 500,000 shares of common stock for $0.01 per share when the market capitalization of CybeRecord Nevada reaches $100,000,000 and is to be issued an additional 500,000 shares of common stock at $0.01 per share when the market capitalization of CybeRecord Nevada reaches $200,000,000. Any shares issued under the Agreement will be restricted shares, and will have "piggy-back" rights, so that the shares will be registered upon CybeRecord Nevada's first registration after the shares are issued.

Two CybeRecord, Inc. exist in the United States: CybeRecord, Inc., a Florida corporation ("CybeRecord Florida") and CybeRecord Nevada. We are CybeRecord Florida. Brent Nelson is a director and officer of both corporations. Brent Nelson is also a shareholder of CybeRecord Florida. Both companies share the same President. Neither company owns the stock of the other. However, both companies have taken steps to merge CybeRecord Florida into CybeRecord Nevada, but the merger has not been completed.

While Northwest's contract is with CybeRecord Nevada, Northwest has performed services for CybeRecord Florida. CybeRecord Florida has paid Northwest $500 per month ($5,000 in 1999 and none in 1998). CybeRecord Florida's Board of Directors has not approved a contract with Northwest. CybeRecord Florida and Northwest are working to identify the terms upon Northwest will provide services to CybeRecord Florida.

Since December 31, 1999, CybeRecord Florida has reached a market capitalization that exceeds $200,000,000. If CybeRecord Florida and Northwest enter into a consulting agreement with stock provisions similar to the provisions contained in CybeRecord Nevada's Agreement, or CybeRecord Florida assumes CybeRecord Nevada's obligations under the Agreement, then Northwest will have the right to purchase the stock from CybeRecord Florida. Emerging Issue Task Force ("EITF") No. 96-18 states that CybeRecord Florida would account for this stock arrangement by estimating the fair value of the arrangement as of the "measurement date" and recognizing the consulting expense over the term of the consulting agreement. Based on guidance contained in EITF No. 96-18, management has determined that the appropriate date to measure the fair value of this stock arrangement is March 1999 (If CybeRecord Florida assumes CybeRecord Nevada's agreement), or the date that CybeRecord Florida enters into a consulting agreement with Northwest.

CybeRecord also has a consulting agreement for services with a shareholder and former chief executive officer. The consultant received $25,000 in 1999 and will receive an additional $62,500 through May 2000.

Note 6.  Subsequent Events

Subsequent to December 31, 1999, CybeRecord issued 1,275,000 shares of common stock to unrelated parties at a price of $1.75 per share resulting in total proceeds of $2,231,250.

In addition, CybeRecord borrowed $100,000 from a company owned by a member of the board of directors. The loan is due on demand, unsecured and bears no interest.