Form 10QSB
period 2000-03-31
CYBERECORD INC
filed 2000-05-15
CIK 1096563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 ----------------

 [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to _____________

                         Commission file number 0-27807

                                CybeRecord, Inc.
  ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Florida                                   91-1985843
     ----------------------------------        --------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

               800 Bellevue Way NE, 4th Floor, Bellevue, WA 98004
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (425) 990-5593
                           ---------------------------
                           (Issuer's telephone number)

As of May 1, 2000, there were 16,746,864 shares of CybeRecord, Inc.'s Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                                                 TABLE OF CONTENTS

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Plan of Operation...................................................5


PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................7

Item 6.  Exhibits and Reports on Form 8-K....................................8

SIGNATURES...................................................................8



Note: Items 1, 2, 3, and 5 under Part II - Other Information have been omitted because they are not applicable.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                CYBERECORD, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                                                            March 31,      December 31,
                                                                              2000             1999
             ASSETS                                                        (Unaudited)      (Audited)
                                                                           ===========     ===========
Current Assets

    Cash ..................................................................  $ 1,720,794    $   111,154
    Prepaid expenses and deposits .........................................       10,257         15,194
                                                                             ===========    ===========

             Total current assets .........................................    1,731,051        126,348

Furniture and Equipment, at cost,
    less accumulated depreciation of $10,940 at March 31, 2000
    and $3,940 at December 31, 1999 .......................................       78,690         25,328

Capitalized Development Costs .............................................      114,020
                                                                             -----------    -----------

                                                                             $ 1,923,761    $   151,676
                                                                             ===========    ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable ......................................................  $    50,743    $    21,436

Stockholders' Equity

    Common stock, par value $.01 ..........................................      167,469        154,719
    Additional paid-in capital ............................................    6,560,769      4,342,269
    Deficit accumulated during the
       development stage ..................................................   (4,855,220)    (4,366,748)
                                                                             ===========    ===========

                                                                               1,873,018        130,240
                                                                             ===========    ===========

                                                                             $ 1,923,761    $   151,676
                                                                             ===========    ===========

                       See Notes to Financial Statements

                    CYBERECORD, INC.
             (A Development Stage Company)

          STATEMENTS OF OPERATIONS - Unaudited
For the Three Months Ended March 31, 2000 and 1999, and the Period
       From September 27, 1996 to March 31, 2000


                                                                                                       Total
                                                                                                    Accumulated
                                                                                                      During
                                                                                                    Development
                                                                                                       Stage
                                                                                                  (September 27,
                                                                                                      1996 to
                                                                                                     March 31,
                                                               2000                1999                2000)
                                                         -----------------   -----------------  -----------------
Revenues, Interest income                                $           7,107   $               -  $           7,107

Expenses
     Write-off of acquired research
        and development                                                                                  3,000,000
     Research and development                                       96,699                                 272,124
     General and administrative                                    398,880               9,199           1,590,203
                                                         -----------------   -----------------  -----------------

                                                                   495,579               9,199           4,869,434
                                                         -----------------   -----------------  -----------------

              Net loss                                   $        (488,472)  $          (9,199)  $      (4,855,220)
                                                         =================   =================   =================

Basic loss per share of common stock                     $           (0.03)  $           (0.00)  $           (0.40)
                                                         =================   =================   =================

Weighted average number of
common shares outstanding                                       15,896,864          12,335,864          12,282,697
                                                         =================   =================   =================

                       See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)

                  STATEMENTS  OF  STOCKHOLDERS'  EQUITY - Unaudited
              For the Three Months Ended March 31, 2000 and 1999,
            and the Period From September 27, 1996 to March 31, 2000

                                                                                         Deficit
                                                                                       Accumulated
                                                                         Additional    During the
                                               Common       Common         Paid-in     Development  Receivable for
                                               Shares        Stock         Capital       Stage      Shares Sold     Total
                                             ----------   ----------    -----------   -----------  ------------  ----------
Balances, September 27, 1996                    335,864   $    3,359    $       769   $         -  $        -   $     4,128

Issuance of common stock
  (October and November 1996)                 8,700,000        8,700         49,410                                  58,110
Net loss                                                                                   (3,192)                   (3,192)
                                             ----------   ----------    -----------   -----------   ---------  ------------
Balances, December 31, 1996                   9,035,864       12,059         50,179        (3,192)                   59,046

Issuance of common stock,
  net of effects of exchange
  of Chrysalis shares for
  Pillar shares (October 1997)                3,300,000      111,300        128,700                                 240,000
Additional capital contributed
  by shareholders                                                            46,700                                  46,700
Net loss                                                                                 (345,688)                 (345,688)
                                             ----------   ----------    -----------   -----------   ---------  ------------
Balances, December 31, 1997                  12,335,864      123,359        225,579      (348,880)                       58

Additional capital contributed
  by shareholders                                                            83,500                                  83,500
Net loss                                                                                  (82,251)                  (82,251)
                                             ----------   ----------    -----------   -----------   ---------  ------------
Balances, December 31, 1998                  12,335,864      123,359        309,079      (431,131)                    1,307

Issuance of common stock in
  exchange for subscriptions
  receivable (March 1999)                     1,970,000       19,700        965,300                  (985,000)
Issuance of common stock in
  exchange for services (March 1999)              6,000           60          2,940                                   3,000
Additional capital contributed
  by shareholders                                                             6,300                                   6,300
Net loss                                                                                   (9,199)                   (9,199)
                                             ----------   ----------    -----------   -----------   ---------  ------------
Balances, March 31, 1999                     14,311,864      143,119      1,283,619      (440,330)   (985,000)        1,408

Contribution of shares back
  to the corporation
  by shareholders (April 1999)               (5,000,000)     (50,000)        50,000
Issuance of common stock in
  exchange for services (April 1999)             90,000          900         36,100                                  37,000
Issuance of common stock in exchange for
     Kristal Group assets (April 1999)        6,000,000       60,000      2,940,000                               3,000,000
Issuance of common stock in exchange
  for services (November 1999)                   70,000          700         30,800                                  31,500
Additional capital contributed
  by shareholders                                                             1,750                                   1,750
Collection of subscriptions receivable                                                                985,000       985,000
Net loss                                                                               (3,926,418)               (3,926,418)
                                             ----------   ----------    -----------   -----------   ---------  ------------
Balances, December 31, 1999                  15,471,864      154,719      4,342,269    (4,366,748)          -       130,240

Issuance of common stock in
  exchange for cash (March 2000)              1,275,000       12,750      2,218,500                               2,231,250
Net loss                                                                                 (488,472)                 (488,472)
                                             ----------   ----------    -----------   -----------   ---------  ------------
Balances, March 31, 2000                     16,746,864   $  167,469    $ 6,560,769   $(4,855,220)  $       -  $  1,873,018
                                             ==========   ==========    ===========   ===========   =========  ============

                       See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS Unaudited
       For the Three Months Ended March 31, 2000 and 1999, and the Period
                    From September 27, 1996 to March 31, 2000

                                                                                                       Total
                                                                                                    Accumulated
                                                                                                      During
                                                                                                    Development
                                                                                                       Stage
                                                                                                  (September 27,
                                                                                                      1996 to
                                                                                                     March 31,
                                                               2000                1999                2000)
                                                         -----------------   -----------------   -----------------
Cash Flows From Operating Activities
     Net loss                                            $        (488,472)  $          (9,199)  $      (4,855,220)
     Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation                                                 7,000                                  10,940
        Writeoff of purchased inprocess
           research and development that had
           not reached technological feasibility                                                         3,000,000
        Professional fees exchanged for
           common stock                                                                  3,000              71,500
        Changes in operating assets and liabilities
           Prepaid expenses and deposits                             4,937                                 (10,257)
           Accounts payable                                         29,307                                  50,743
                                                         -----------------   -----------------   -----------------

              Cash used in operating activities                   (447,228)             (6,199)         (1,732,294)

Cash Flows From Investing Activities
     Purchase of equipment                                         (60,362)                                (89,630)
     Capitalized Development Costs                                (114,020)                               (114,020)
                                                         -----------------   -----------------   -----------------
              Cash used in investing activities                   (174,382)                               (203,650)

Cash Flows From Financing Activities

     Issuance of common stock                                    2,231,250                               3,514,360
     Capital contribution                                                                6,300             138,250
                                                         -----------------   -----------------   -----------------
              Cash provided by financing activities              2,231,250               6,300           3,652,610

              Net increase in cash                               1,609,640                 101           1,716,666

Cash, beginning of period                                          111,154               1,307               4,128
                                                         -----------------   -----------------   -----------------
Cash, end of period                                      $       1,720,794   $           1,408   $       1,720,794
                                                         =================   =================   =================

                       See Notes to Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

Note 2.  Per Share Information

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share has not been presented as inclusion of any such shares would be antidilutive to the loss per share.

Note 3.  Capitalized Development Costs

CybeRecord's ScanServer product reached the stage of technological feasibility as defined by Statements of Financial Accounting Standards ("SFAS") 86 on February 16, 2000. Accordingly, all product development costs prior to that date have been charge to expense as research and development and all product development costs subsequent to that date have been included in capitalized development costs.

Item 2.  Plan of Operation.

Forward-Looking Statements

In describing our plan of operation for the next 12 months as required by Part I, Item 2 of this report, much of what we say will be "forward-looking statements." Words such as "expect," "anticipate," "intend," "believe," "plan," "objective," "target," "goal," and similar expressions indicate that a statement is forward-looking. Our forward-looking statements reflect our management's beliefs and assumptions based on the information we currently have available. Because our forward-looking statements are based on what we know and expect at the time we are preparing this report, we cannot be sure that the actual course of our business activities will correspond to what we say in our forward-looking statements. There are many risks and uncertainties that could cause the assumptions we have used to formulate our business plans to turn out to be wrong. If our assumptions turn out to be wrong, our business's actual performance could be much worse than we anticipate based on our current assumptions. If our business does not perform as well as investors expect, or analysts or investors develop concerns about how well our business will perform, the trading prices for our stock are likely to decline, perhaps substantially.

Part I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year completed December 31, 1999 (filed with the Securities and Exchange Commission on April 14, 2000) identifies some of the key risks and uncertainties that we believe could have a serious negative effect on our business. These risks are described under the heading "Forward-Looking Statements" in our 1999 Form 10-KSB. We direct investors' attention to that disclosure and caution that if our business does encounter unexpected problems because of these or other risks and uncertainties, investors could lose some or all of their investments in our business.

Plan of Operation

In February 2000 we produced two prototype ScanServers that have been used for testing and evaluation. Our current focus is on progressing from a development stage company to sustained commercial production of the ScanServer. During March 2000, we ordered sufficient hardware components to assemble 30 ScanServers and sufficient computer and electronic components for 10 ScanServers. (We ordered hardware for a larger number of ScanServers because these components require custom manufacturing.)

We previously arranged for a subcontractor in central California to assemble ScanServers for commercial distribution. In May 2000 we hired a manufacturing manager to oversee commercial production of ScanServers. Based on our manufacturing manager's recommendations, we have shifted our initial production strategy from one of relying on outside contractors to managing the initial commercial assembly process in-house. This is intended to give us more direct control over production schedules and quality assurance, as well as the ability to quickly identify and resolve any problems that may arise during the initial assembly process.

We still expect to shift the bulk of our assembly requirements to an outside contractor as soon as possible. At the same time, we plan to maintain at least limited capacity for in-house assembly. We intend for this capacity to act as a safety net. It will give us the ability to complete a minimal number of ScanServers even if we experience problems with outside assembly contractors.

We had initially established a target of completing 10 ScanServers for commercial distribution by the end of May 2000. Since placing our initial parts orders in March 2000, however, we have encountered delays in vendors shipping us the ordered parts. Because of these delays, as of the filing date of this report we are uncertain about how many ScanServers we will be able to complete by the end of May 2000. It may be as few as one or two units if the delays are not resolved soon. Once we have received the delayed components, we expect to be able to complete another nine units during June 2000. After that, our goal is to achieve an on-going production rate of approximately 20 units per month.

We have also initiated the steps necessary to apply for Federal Communications Commission approval and comparable approval for Canada (CSA). We intend to complete these steps by the end of May 2000 if possible, and to begin commercial shipping of ScanServers as soon as approvals are pending. We also plan to initiate, by the end of May 2000, the process for receiving Underwriters' Laboratory listings. Our initial target geographical market is the United States, to be followed by Canada, the United Kingdom, Columbia, Brazil, and Mexico. Based on cash raised from stock sales earlier this year, we believe we have sufficient cash available to meet our manufacturing and marketing schedule as described in this report.

If we are able to implement our production plans as we intend, we believe that we will be able to generate adequate revenues from placing ScanServer units into service to maintain operations at the modest level described in the preceding paragraphs. Without raising additional funds through stock sales, we do not expect to be able to expand the scale of our production and marketing efforts quickly, but we believe we could sustain our business and grow slowly. Additional capital investment in our business during the next 12 months would influence our activities in three key respects: how much advertising we are able to do, how quickly we can expand the scale of our production operations, and how quickly we can enter additional geographical markets. If we are able to secure additional funding through stock sales, we would expect to pursue these areas to the extent we considered it feasible. We cannot, however, be certain of placing enough ScanServers into service over the next 12 months to meet our operating requirements. If we do not place enough units, then we will need to either obtain adequate commercial credit arrangements or sell additional stock to fund our continuing operations. We do not currently have commitments in place for obtaining credit or selling additional stock.

As of May 2000, we do not intend to conduct significant new research and development efforts relating to the ScanServer during the next 12 months. We expect to give primary operational focus to manufacturing ScanServers and placing them into commercial service. As an integral part of moving from product development to production, we expect to conduct on-going evaluation of possible ways to improve production and lower costs. We also expect to devote a modest level of development effort to completion of a roll-film feeder for the ScanServer. In addition, if sufficient capital is available during the next 12 months, we expect to begin research and development on a machine that will transfer digital images onto microfilm. As our operations continue, we also expect to watch for new opportunities to further develop or build on our core technologies in ways that complement our microfilm scanning business. We do not currently have any concrete plans in this regard, however.

In May 2000 we leased facilities in Modesto, California to provide space for our initial in-house assembly activities. As of the filing date of this report, over the next 12 months we do not intend to acquire significant new plant or equipment or any other significant new facilities devoted to the production or assembly of ScanServers.

We do not currently expect to hire a significant number of additional employees during the next 12 months. We believe that overall, the complement of management, technical, and sales and marketing personnel we currently employ should enable us to proceed with production and marketing at our initial target levels over the next 12 months.


                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

We held a special meeting of security holders on February 17, 2000. The sole purpose of the special meeting was to submit to a vote of our security holders the question of whether CybeRecord, Inc. (currently a Florida corporation) should reincorporate as a Nevada corporation. To accomplish the reincorporation, CybeRecord (Florida) would be merged into a newly-formed Nevada corporation also named CybeRecord, Inc.

The proposal to reincorporate CybeRecord (Florida) as a Nevada corporation by merger was approved by our shareholders at the February 17, 2000 special meeting. The tabulation of the votes cast at the special meeting was as follows:

Votes cast in favor - 8,246,930
Votes cast against - 0
Abstentions and broker non-votes - 0

Although our shareholders approved reincorporating as a Nevada corporation at the February 17, 2000 special meeting, our Board of Directors has elected not to proceed with reincorporation at this time.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

27       Financial Data Schedule

(b)      Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarterly period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CybeRecord, Inc.
                                             ---------------------
                                                  (Registrant)

  Date:      May 10, 2000             By:    /s/ JAMES J. LUCAS
        -----------------------              ---------------------
                                             James J. Lucas, President, CEO, and
                                             Principal Financial Officer