Form 10QSB
period 2000-06-30
CYBERECORD INC
filed 2000-08-14
CIK 1096563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended   June 30, 2000
                                                          ---------------

 [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ____________ to _____________

                         Commission file number 0-27807

                                CybeRecord, Inc.
  ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                  91-1985843
--------------------------------        -------------------------------------
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

As of August 1, 2000, there were 16,746,864 shares of CybeRecord, Inc.'s Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X]

                                TABLE OF CONTENTS

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................1

Item 2.  Plan of Operation..................................................6


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................9

SIGNATURES.................................................................10













Note: Items 1, 2, 3, 4 and 5 under Part II - Other Information have been omitted because they are not applicable.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                               CYBERECORD, INC.
                        (A Development Stage Company)


                                BALANCE SHEETS
                     June 30, 2000 and December 31, 1999



                                                                 June 30, 2000          December 31, 1999
              ASSETS                                              (Unaudited)               (Audited)
                                                                ---------------          --------------
Current Assets
     Cash                                                       $       180,809          $      111,154
     Certificate of Deposit                                              50,000
     Prepaid expenses and deposits                                       21,864                  15,194
                                                                ---------------          --------------
              Total current assets                                      252,673                 126,348





Furniture and Equipment, at cost,
     less accumulated depreciation of $20,940
     at June 30, 2000 and $3,940 at December 31, 1999
     and $3,940 at December 31, 1999                                    115,059                  25,328

Capitalized Development Costs                                           657,101
                                                                ---------------          --------------
                                                                $     1,024,833          $      151,676
                                                                ===============          ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                           $        69,423          $       21,436


Stockholders' Equity
     Common stock, par value $.01                                       167,469                 154,719
     Additional paid-in capital                                       6,560,769               4,342,269
     Deficit accumulated during the
        development stage                                            (5,772,828)             (4,366,748)
                                                                ---------------          --------------
                                                                        955,410                 130,240
                                                                ---------------          --------------
                                                                $     1,024,833          $      151,676
                                                                ===============          ==============





                             See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)

                       STATEMENTS OF OPERATIONS Unaudited
For the Three Months and Six Months Ended June 30, 2000 and 1999, and the Period
                    From September 27, 1996 to June 30, 2000


                                                                                                               Total
                                                                                                            Accumulated
                                                                                                              During
                                                                                                            Development
                                                                                                               Stage
                                                                                                          (September 27,
                                                 Three Months Ended               Six Months Ended            1996 to
                                           ------------------------------  -----------------------------      June 30,
                                           June 30, 2000    June 30, 1999  June 30, 2000   June 30, 1999       2000)
                                           -------------   --------------  -------------   -------------    --------------

Revenues, Interest income                  $       7,670   $           -   $      14,777    $           -  $        14,777

Expenses
     Write-off of acquired research
        and development                                        3,000,000                        3,000,000        3,000,000
     Research and development                                    128,317          96,699          128,317          272,124
     General and administrative                  925,278          65,587       1,324,158            9,199        2,515,481
                                           -------------   --------------  -------------    -------------   --------------

                                                 925,278       3,193,904       1,420,857        3,203,103        5,787,605
                                           -------------   --------------  -------------    -------------   --------------
              Net loss                     $    (917,608)  $  (3,193,904)  $  (1,406,080)   $  (3,203,103)  $   (5,772,828)
                                           =============   =============   =============    =============   ==============
Basic loss per share of common stock       $       (0.05)  $       (0.21)  $       (0.09)   $       (0.23)  $        (0.46)
                                           =============   =============   =============    =============   ==============

Weighted average number of
common shares outstanding                     16,746,864      15,038,530      16,321,864       13,687,199       12,579,419
                                           =============   =============   =============    =============   ==============





                        See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)


                  STATEMENTS OF STOCKHOLDERS' EQUITY Unaudited
                For the Six Months Ended June 30, 2000 and 1999,
            and the Period From September 27, 1996 to June 30, 2000





                                                                                                 Deficit
                                                                                               Accumulated
                                                                                  Additional     During the
                                                        Common        Common       Paidin       Development Receivable for
                                                        Shares        Stock        Capital         Stage     Shares Sold     Total
                                                       ---------    ---------   ------------   ------------  -----------     -----

Balances, September 27, 1996                             335,864    $   3,359   $        769   $          -   $      -   $    4,128

Issuance of common stock (October and November 1996)   8,700,000        8,700         49,410                                 58,110
Net loss                                                                                             (3,192)                 (3,192)
                                                      ----------    ---------   ------------   ------------   --------   ----------

Balances, December 31, 1996                            9,035,864       12,059         50,179         (3,192)                 59,046

Issuance of common stock, net of effects of exchange   3,300,000      111,300        128,700                                240,000

Additional capital contributed by shareholders                                        46,700                                 46,700

Net loss                                                                                           (345,688)               (345,688)
                                                      ----------    ---------   ------------   ------------   --------   ----------

Balances, December 31, 1997                           12,335,864      123,359        225,579       (348,880)                     58

Additional capital contributed by shareholders                                        83,500                                 83,500
Net loss                                                                                            (82,251)                (82,251)
                                                      ----------    ---------   ------------   ------------   --------   ----------

Balances, December 31, 1998                           12,335,864      123,359        309,079       (431,131)                  1,307

Issuance of common stock in exchange for
   subscriptions receivable (March 1999)               1,970,000       19,700        965,300                   (985,000)
Issuance of common stock in exchange for
   services (March 1999)                                   6,000           60          2,940                                  3,000
Additional capital contributed by shareholders                                         8,050                                  8,050
Contribution of shares back to the corporation
                                                      (5,000,000)     (50,000)        50,000
Issuance of common stock in exchange for
   services (April 1999)                                  90,000          900         36,100                                 37,000
Issuance of common stock in exchange for
   Kristal Group assets (April 1999)                   6,000,000       60,000      2,940,000                              3,000,000
Collection of subscriptions receivable                                                                         500,000      500,000
Net loss                                                                                         (3,203,103)             (3,203,103)
                                                      ----------    ---------   ------------   ------------   --------   ----------

Balances, June 30, 1999                               15,401,864      154,019      4,311,469     (3,634,234)  (485,000)     346,254

Issuance of common stock in exchange for
   services (November 1999)                               70,000          700         30,800                                 31,500
Collection of subscriptions receivable                                                                         485,000      485,000
Net loss                                                                                           (732,514)               (732,514)
                                                      ----------    ---------   ------------   ------------   --------   ----------

Balances, December 31, 1999                           15,471,864      154,719      4,342,269     (4,366,748)         -      130,240

Issuance of common stock in exchange for
   cash (March 2000)                                   1,275,000       12,750      2,218,500                              2,231,250
Net loss                                                                                         (1,406,080)             (1,406,080)
                                                      ----------    ---------   ------------   ------------   --------   ----------

Balances, June 30, 2000                               16,746,864    $ 167,469   $  6,560,769   $ (5,772,828)  $      -   $  955,410
                                                      ==========    =========   ============   ============   ========   ==========


                        See Notes to Financial Statements

                                CYBERECORD, INC.
                          (A Development Stage Company)


                       STATEMENTS OF CASH FLOWS Unaudited
         For the Six Months Ended June 30, 2000 and 1999, and the Period
                    From September 27, 1996 to June 30, 2000


                                                                                                Total
                                                                                             Accumulated
                                                                                                During
                                                                                             Development
                                                                                                Stage
                                                                                            (September 27,
                                                                                               1996 to
                                                                                               June 30,
                                                                2000              1999          2000)
                                                            -------------    -------------   ------------
Cash Flows From Operating Activities
     Net loss                                               $  (1,406,080)   $  (3,203,103)  $ (5,772,828)
     Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation                                               17,000              194         20,940
        Write-off of purchased inprocess
           research and development that had
           not reached technological feasibility                                 3,000,000      3,000,000
        Professional fees exchanged for
           common stock                                                             40,000         71,500
        Changes in operating assets and liabilities
           Certificate of Deposit                                 (50,000)                        (50,000)
           Prepaid expenses and deposits                           (6,670)         (23,101)       (21,864)
           Accounts payable                                        47,987            6,713         69,423
                                                            -------------    -------------   ------------

              Cash used in operating activities                (1,397,763)        (179,297)    (2,682,829)

Cash Flows From Investing Activities
     Purchase of equipment                                       (106,731)          (6,968)      (135,999)
     Capitalized Development Costs                               (657,101)                       (657,101)
                                                            -------------    -------------   ------------

              Cash used in investing activities                  (763,832)          (6,968)      (793,100)

Cash Flows From Financing Activities
     Issuance of common stock                                   2,231,250          500,000      3,514,360
     Capital contribution                                                            8,050        138,250
                                                            -------------    -------------   ------------

              Cash provided by financing activities             2,231,250          508,050      3,652,610
                                                            -------------    -------------   ------------

              Net increase in cash                                 69,655          321,785        176,681


Cash, beginning of period                                         111,154            1,307          4,128
                                                            -------------    -------------   ------------
Cash, end of period                                         $     180,809    $     323,092   $    180,809
                                                            =============    =============   ============





                    See Notes to Financial Statements

Note 1. Basis of Presentation

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are un-audited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments that are necessary for a fair presentation of operating results.

Note 2.  Per Share Information

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share has not been presented, as inclusion of any such shares would be anti-dilutive to the loss per share.

Note 3.  Capitalized Development Costs

CybeRecord's ScanServer product reached the stage of technological feasibility as defined by Statements of Financial Accounting Standards ("SFAS") 86 on February 16, 2000. Technological feasibility was determined in February 2000 as two prototype units were completed and tested with only insignificant changes required. Pilot production and customer acceptance are important but secondary concerns in determining feasibility as CybeRecord's research has determined a need and demand for the product and the completion of the prototype units with few needed changes validates the basic design for pilot production. Additionally, various governmental and safety approvals were also considered in determining feasibility. The required tests are relatively routine and did not play a significant role in determining feasibility.

All product development costs prior to February 15, 2000 have been charged to expense as research and development and all product development costs subsequent to that date have been included in capitalized development costs.

CybeRecord expects to lease all ScanServer products. Accordingly, SOP 97-2 and 98-9 related to software revenue recognition are not expected to significantly affect CybeRecord's financial statements.

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

Part I, Item 1 of our Third Amendment to Form 10-SB (filed with the Securities and Exchange Commission on June 21, 2000) identifies the key risks and uncertainties that we believe could have a serious negative effect on our business. These risks are described under the heading "Forward-Looking Statements" in our Third Amendment to Form 10-SB. We direct investors' attention to that disclosure and caution that if our business does encounter unexpected problems because of these or other risks and uncertainties, investors could lose some or all of their investments in our business.

Plan of Operation

In February 2000 we produced two prototype ScanServers that were used for testing and evaluation. Over the next 12 months, our goal is to move from a development stage company to commercial production of the ScanServer. As of June 2000, we had received sufficient hardware components to assemble 30 ScanServers and sufficient computer and electronic components for 10 ScanServers. (We ordered hardware for a larger number of ScanServers because these components require custom manufacturing.) We have leased space in Modesto California to allow us to assemble initial production models of ScanServer units for commercial shipping. We shipped one completed production model ScanServer at the end of May 2000. During the month of June 2000, we shipped another eight ScanServers.

During the month of July 2000, we also undertook a rigorous testing program for our first run of commercial production ScanServer units. This testing program revealed a noisy lead screw in the ScanServer's camera lens transport mechanism. As soon as we made this discovery, we took immediate action to correct the problem for future production units, as well as to replace the camera lens transport mechanisms in each of the units we had shipped during May and June 2000.

Because we focused our efforts on analyzing and correcting the problem with the lead screw in the camera lens transport mechanism, we did not ship any new ScanServer units during the month of July 2000. Once we have completed the process of replacing our previous camera lens transport mechanism with the re-engineered mechanism, we will resume manufacturing new units (which will also include the re-engineered mechanism). Our goal going forward will be to achieve a continuing production rate of approximately 20 units per month. Our initial target geographical market is the United States, to be followed by Canada, the United Kingdom, Colombia, Brazil, and Mexico.

Although we currently lease assembly space in Modesto, California, we expect to shift the bulk of our assembly requirements to an outside contractor as soon as possible. At the same time, we plan to maintain at least limited capacity for in-house assembly. We intend for this capacity to act as a safety net. It will give us the ability to complete a minimal number of ScanServers even if we experience problems with outside assembly contractors.

As of the filing date of our Form 10-QSB for the Quarter Ended March 31, 2000, we believed that we had sufficient cash to continue operations at their then-current level for another four to five months after May 2000. During July 2000, however, several unexpected events placed demands on our available cash that we had not anticipated when we filed our Form 10-QSB for the Quarter Ended March 31, 2000. First, in taking steps to verify our accounts payable with respect to parts we had ordered to assemble our ScanServers, we discovered a number of invoices that we believed had been paid had not, in fact, been paid.

We received a number of invoices based on verbal orders or orders that had been issued without using a standard purchase order format. We subsequently advised vendors and employees that no future invoices would be honored unless the order was placed using a standard purchase order form. All purchase orders are presently being generated using our accounting software, and following these accounting procedures should enable us to avoid significant unexpected expenses in the future.

In addition, during the month of July 2000 our quality control testing programs revealed the need to re-engineer the ScanServer's camera lens transport mechanism (as described above). This required us to order new parts on short notice, which we needed both to replace transport mechanisms in previously shipped ScanServer units and to install into future production units. Taking these critical steps during the month of July 2000 added to the unexpected cash demands we experienced. The need to modify the ScanServer units we had previously shipped has also delayed the generation of revenues from those units, because they could not be placed into service without the necessary modifications.

Because of these unexpected developments, we found that by the beginning of August 2000 we were in need of immediate additional cash to fund our operations. In view of these circumstances, we have obtained approval from our Board of Directors for a private placement of one-million shares of our Common Stock to fund our manufacturing, parts purchases, and operations. We believe that through this private placement we will be successful in securing enough funds for the continued operation and expansion of the Company through the first quarter of 2001. Our present plan is to be generating enough revenue from the rental of ScanServers by the end of the first quarter of 2001 to continue at a modest level of operation.

After the first quarter of 2001, if we have established a on-going commercial production rate of approximately 20 ScanServer units per month, and if we are able to consistently and quickly place those units into service, we believe that we will be able to generate adequate revenues from distributing ScanServers to continue our operations at the level we contemplate for the remainder of 2000. Without raising additional funds through further stock sales or commercial borrowing arrangements, we do not expect to be able to expand the scale of our production and marketing efforts quickly, but we believe that meeting the goal of producing and placing into service 20 ScanServer units each month could sustain our business and allow us to grow slowly. Additional capital investment or available borrowed funds for our business during the next 12 months would influence our activities in three key respects: how much advertising we are able to do, how quickly we can expand the scale of our production operations, and how quickly we can enter additional geographical markets. If we are able to secure additional funding through stock sales or borrowing, we would expect to pursue these areas to the extent we considered it feasible. We cannot, however, be certain of placing enough ScanServers into service over the next 12 months to meet our operating requirements. If we do not place enough units, then we will need to either obtain adequate commercial credit arrangements or sell additional stock to fund our continuing operations. We do not currently have commitments in place for obtaining credit or selling any additional stock.

As of June, 2000, we completed the steps necessary to demonstrate compliance with Federal Communications Commission ("FCC") regulations concerning radio frequency emissions (under CFR 47, Part 15, Subpart B-1998, Class A). These steps involved submitting one of our ScanServers to an accredited laboratory for testing. The ScanServer has passed these tests, as well as tests for compliance with comparable Canadian regulations (CSA). As of the filing date of this report, we have received certificates stating that the ScanServer has passed the applicable tests and the unit used for testing has been returned to us. We have also received final, detailed reports concerning the ScanServer's compliance with FCC radio frequency emissions standards.

We have also started the process to receive safety listings from Underwriters Laboratories, Inc. ("UL") and the European equivalent of UL, known as "CE." As of the end of July 2000, we have not completed the UL and CE testing process. We must make another commercial production ScanServer unit available to UL to complete this process. Once we deliver the unit, we expect it will take approximately two months to complete the UL and CE testing process, during which time UL will retain one of our production ScanServer units for testing.

The reason we did not apply for FCC approval or UL and other similar listings sooner is because we needed commercial production ScanServer units to do so. This is because we had to show that the commercial units we would distribute to customers (as opposed to prototypes) could pass the applicable tests and satisfy the applicable standards. Our first commercial production units were assembled during May 2000, so that is when we began the testing process.

As of August 2000, we do not intend to conduct significant new research and development efforts relating to the ScanServer during the next 12 months. We expect to give primary operational focus to manufacturing ScanServers and placing them into commercial service. As an integral part of moving from product development to production, we expect to conduct on-going evaluation of possible ways to improve production and lower costs. We also expect to devote a modest level of development effort to completion of a roll-film feeder for the ScanServer. In addition, if sufficient capital is available during the next 12 months, we expect to begin research and development on a machine that will transfer digital images onto microfilm. As our operations continue, we also expect to watch for new opportunities to further develop or build on our core technologies in ways that complement our microfilm scanning business. We do not currently have any concrete plans in this regard, however.

In June 2000 we leased facilities in Modesto, California to provide space for our initial in-house assembly activities. Over the next 12 months, we do not intend to acquire significant new plant or equipment or any other significant new facilities devoted to the production or assembly of ScanServers.

We do not currently expect to hire a significant number of additional employees during the next 12 months. We believe that overall, the 22 individuals we currently employ in management, technical, and sales and marketing positions should enable us to proceed with production and marketing at our initial target levels over the next 12 months.

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

                                                 CybeRecord, Inc.
                                       ----------------------------------
                                                   (Registrant)

  Date:      August 11, 2000           By: /s/ JAMES J. LUCAS
        ----------------------             ---------------------
                                           James J. Lucas, President and CEO