Form 10QSB
period 2000-09-30
CYBERECORD INC
filed 2000-11-14
CIK 1096563

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB
 (Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000
[ ]  Transition report pursuant section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from __________ to _________

                               CYBERECORD, INC.
       (Exact name of small business issuer as specified in its charter)

                       Commission file number: 000-24757

            FLORIDA                                       91-1985843
    (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

                       800 Bellevue Way NE, 4/th/ Floor
                              Bellevue, WA 98004
                   (Address of principal executive offices)

                                (425) 990-5593
                          (Issuer's telephone number)
                              -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]   No [ ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:
Not applicable

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2000 the Registrant had 17,173,064 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [_]  No [X]

                                                                                     Page
Index                                                                               Number
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2000 (unaudited)
         and December  31, 2000 (audited)                                             3

         Statements of Operations For the Three-Months and Nine-Months
         ended September 30, 2000 (unaudited) and the Period From
         September 27, 1996 to September 30, 2000                                     4

         Statements of Stockholder's Equity (unaudited)                               5

         Statements of Cash Flows for the Nine-Months ended September 30,
         2000 (unaudited), and the Period From September 27, 1996
         to September 30, 1999                                                        6

         Notes to Financial Statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                         8


PART II OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                              14

Item 6.       Exhibits and Reports on Form 8-K                                       15

SIGNATURE                                                                            16

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CYBERECORD, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                   September 30, 2000 and December 31, 1999

                                                            September 30, 2000     December 31, 1999
                           ASSETS                               (Unaudited)            (Audited)
                                                           -------------------     -------------------
Current Assets
     Cash                                                     $   193,944             $   111,154
     Certificate of Deposit                                        50,000
     Prepaid expenses and deposits                                 35,560                  15,194
                                                              -----------           -------------
         Total current assets                                     279,504                 126,348

Furniture and Equipment, at cost, less accumulated
     depreciation of $30,940 at September 30, and $3,940 at
     December 31, 1999                                            107,814                  25,328
Capitalized Development Costs                                     940,004
                                                              -----------           -------------
                                                              $ 1,327,322             $   151,676
                                                              ===========           =============

                      LIABILITIES AND
                    STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                         $   318,063             $    21,436

Stockholders' Equity
     Common stock, par value $.01                                 171,961                 154,719
     Additional paid-in-capital                                 7,566,977               4,342,269
     Deficit accumulated during the development stage          (6,427,729)             (4,366,748)
                                                              -----------           -------------
                                                                1,311,209                 130,240
     Less:  Stock subscriptions receivable                       (301,950)
                                                              -----------           -------------
                                                                1,009,259                 130,240
                                                              -----------           -------------
                                                              $ 1,327,322             $   281,916
                                                              ===========           =============


                       See Notes to Financial Statements

                               CYBERECORD, INC.
                         (A Development Stage Company)

                     STATEMENTS OF OPERATIONS-- Unaudited
   For the Three Months and Nine Months Ended September 30, 2000 and 1999,
                                and the Period
                 From September 27, 1996 to September 30, 2000

                                                                                                    Total Accumulated
                                                                                                    During Development
                               Three Months  Ended                 Nine Months  Ended              Stage (September 27,
                               -------------------                 ------------------                    1996 to
                             September 30,   September 30,    September 30,     September 30,       September 30, 2000)
                                 2000            1999             2000             1999
Revenues, Interest income   $        295    $        --      $     15,072     $         --            $     15,072
Expenses
    Write-off of acquired
       research and
       development                                   --                          3,000,000               3,000,000
    Research and
       development                               18,843            96,699          147,160                 272,124
    General and
       administrative            655,196        280,581         1,979,354          355,367               3,170,677
                           -------------    -----------     -------------    -------------            ------------
                                 655,196        299,424         2,076,053        3,502,527               6,442,801
                           -------------    -----------     -------------    -------------            ------------
       Net loss             $   (654,901)   $  (299,424)     $ (2,060,981)    $ (3,502,527)           $ (6,427,729)
                           =============    ===========     =============    =============            ============
Basic loss per share of
       common stock         $      (0.04)   $     (0.02)     $      (0.12)    $      (0.25)           $      (0.50)
                           =============    ===========     =============    =============            ============
Weighted average number
       of common shares
       outstanding            16,896,597     15,401,864        16,513,442       14,258,753              12,849,244
                           =============    ===========     =============    =============            ============

                       See Notes to Financial Statements

                               CYBERECORD, INC.
                         (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY - Unaudited
   For the Nine Months Ended September 30, 2000 and 1999, and the Period From
                    September 27, 1996 to September 30, 2000

                                                                                            Deficit
                                                                                          Accumulated
                                                                                          During the
                                               Common        Common      Additional       Development   Receivable for
                                               Shares        Stock     Paid-in-Capital       Stage       Shares Sold       Total
                                            -----------    --------    ---------------   ------------   -------------- -----------
Balances, September 27, 1996                    335,864    $  3,359       $      769      $       -      $         -   $     4,128
Issuance of common stock (October and
 November 1996)                               8,700,000       8,700           49,410                                        58,110
Net loss                                                                                     (3,192)                        (3,192)
                                            -----------    --------       ----------    -----------      -----------   -----------
Balances, December 31, 1996                   9,035,864      12,059           50,179         (3,192)                        59,046
Issuance of common stock, net of effects
 of exchange of Chrysalis shares for
 Pillar shares (October 1997)                 3,300,000     111,300          128,700                                       240,000
Additional capital contributed by
 shareholders                                                                 46,700                                        46,700
Net loss                                                                                   (345,688)                      (345,688)
                                            -----------    --------       ----------    -----------      -----------   -----------
Balances, December 31, 1997                  12,335,864     123,359          225,579       (348,880)                            58
Additional capital contributed by
 shareholders                                                                 83,500                                        83,500
Net loss                                                                                    (82,251)                       (82,251)
                                            -----------    --------       ----------    -----------      -----------   -----------
Balances, December 31, 1998                  12,335,864     123,359          309,079       (431,131)                         1,307
Issuance of common stock in exchange for
 subscription receivable (March 1999)         1,970,000      19,700          965,300                        (985,000)            -
Issuance of common stock in exchange for
 services (March 1999)                            6,000          60            2,940                                         3,000
Additional capital contributed by
 shareholders                                                                  8,050                                         8,050
Contribution of shares back to the
 corporation by shareholders (April 1999)    (5,000,000)    (50,000)          50,000
Issuance of common stock in exchange for         90,000         900           36,100                                        37,000
 services (April 1999)
Issuance of common stock in exchange for
 Kristal Group assets (April 1999)            6,000,000      60,000        2,940,000                                     3,000,000
Collection of subscriptions receivable                                                                       500,000       500,000
Net loss                                                                                 (3,502,527)                    (3,502,527)
                                            -----------    --------       ----------    -----------      -----------   -----------
Balances, September 30, 1999                 15,401,864     154,019        4,311,469     (3,933,658)        (485,000)       46,830
Issuance of common stock in exchange for
 services (November 1999)                        70,000         700           30,800                                        31,500
Collection of subscriptions receivable                                                                       485,000       485,000
Net loss                                                                                   (433,090)                      (433,090)
                                            -----------    --------       ----------    -----------       ----------   -----------
Balances, December 31, 1999                  15,471,864     154,719        4,342,269     (4,366,748)               -       130,240
Issuance of common stock in exchange for
 cash (March 2000)                            1,275,000      12,750        2,218,500                                     2,231,250
Issuance of Common stock in exchange for
 cash and subscriptions receivable
 (August and September 2000)                    449,200       4,492        1,006,208                        (301,950)      708,750
Net loss                                                                                 (2,060,981)                    (2,060,981)
                                            -----------    --------       ----------    -----------       ----------   -----------
Balances, September 30, 2000                 17,196,064    $171,961       $7,566,977    $(6,427,729)      $ (301,950)  $ 1,009,259
                                            ===========    ========       ==========    ===========       ==========   ===========

                       See Notes to Financial Statements

                               CYBERECORD, INC.
                         (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS -- Unaudited
     For the Nine Months Ended September 30, 2000 and 1999, and the Period
                 From September 27, 1996 to September 30, 2000

                                                                                                          Total
                                                                                                       Accumulated
                                                                                                          During
                                                                                                       Development
                                                                                                          Stage
                                                                                                      (September 27,
                                                                                                         1996 to
                                                                                                       September 30,
                                                                      2000               1999              2000)
                                                                   -----------       ------------      -------------
Cash Flows From Operating Activities
     Net loss                                                      $(2,060,981)      $(3,502,527)       $(6,427,729)
     Adjustments to reconcile net loss to net cash used in
       operating activities
     Depreciation                                                       27,000             1,943             30,940
     Write-off of purchased in-process research and
       development that had not reached technological
       feasibility                                                                     3,000,000          3,000,000
     Professional fees exchanged for common stock                                         40,000             71,500
     Changes in operating assets and liabilities
       Certificate of Deposit                                          (50,000)                             (50,000)
         Prepaid expenses and deposits                                 (20,366)          (11,700)           (35,560)
         Accounts payable                                              296,627            22,932            318,063
                                                                   -----------       -----------        -----------
              Cash used in operating activities                     (1,807,720)         (449,352)        (3,092,786)

Cash Flows From Investing Activities
     Purchase of equipment                                            (109,486)          (24,953)          (138,754)
     Capitalized Development Costs                                    (940,004)                            (940,004)
                                                                   -----------       -----------        -----------
              Cash used in investing activities                     (1,049,490)          (24,953)        (1,078,758)

Cash Flows From Financing Activities
     Issuance of common stock                                        2,940,000           500,000          4,223,110
     Capital contribution                                                                  8,050            138,250
                                                                   -----------       -----------        -----------
             Cash provided by financing activities
                                                                     2,940,000           508,050          4,361,360
                                                                   -----------       -----------        -----------
              Net increase in cash                                      82,790            33,745            189,816

Cash, beginning of period                                              111,154             1,307              4,128
                                                                   -----------       -----------        -----------
Cash, end of period                                                $   193,944       $    35,052        $   193,944
                                                                   ------------------------------------------------

                      See Notes to Financial Statements.

                               CYBERECORD, INC.

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000

Note 1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all the disclosures necessary for a fair presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments that are necessary for a fair presentation of operating results.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Statement of Forward-Looking Information

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on out current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as the date of this report. Our actual results could differ materially for those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors that May Effect Operating Results" as well as those discussed in this section and elsewhere in this report, and the risks discussed in the "Risk Factors" section included in our Form 10-SB and other documents and reports filed with the Securities and Exchange Commission.

Overview

CybeRecord, Inc. was formed on February 17, 1969 under the laws of the State of Florida. The Company was first named Flexi-Built Modular Housing Corporation. In March 1984, we changed our name to Flexicare, Inc., and then to Pillar Entertainment Group Inc. in September 1996. In November 1997 we acquired all of the outstanding stock of Chrysalis Hotels and Resorts Corp. and changed our name to Chrysalis Hotels and Resorts Corp.

In April 1999 we acquired assets from a group of people who were working independently to develop technology relating to microfilm scanning device design. The people from whom we acquired the assets were James J. Lucas, Glenn and Paulette Kimball, Marek Niczyporuk, James L. and Barbara Baker Quinn, Herbert and Patricia Walker, and Alva D. and Kirsten Cravens (the "Kristal Group").

The assets we acquired from the Kristal Group in April 1999 all related to the development, production, and marketing of our key product: a low-cost, high-speed automated microfilm scanning device, which we have named "ScanServer." The assets we acquired included: (a) owned and licensed intellectual property rights for the device's overall design, and all hardware design; (b) computer programming code and all software developed including (but not limited to) all software needed to allow ScanServer to operate reliably and with commercial quality and efficiency; (c) programs software, including all related trademarks and intellectual property, in machine readable or human readable form (or both); (d) rights to, and any rights to apply for and register, patents and patent applications, copyrights, trademarks, trade secrets and all other proprietary rights relating to the intellectual property we acquired; (e) records and files relating to manufacturing, quality control, sales, marketing, customer support, and designs for the intellectual property we acquired; (f) derivative works of intellectual property; and (g) all related documentation. We also acquired hardware patents, rights to hardware patents, customer lists, contracts, agreements, licenses or license agreements, commitments, warranties, claims, and other existing and inchoate rights. We treated the costs of these assets as research and development expenses because we determined that the assets had not, at the time we acquired them, reached technological feasibility.

We issued Company common stock to pay for the assets we acquired from the Kristal Group in April 1999. In May 1999 we changed our name to CybeRecord, Inc. Since April 1999 we have continued to conduct our research and development and marketing activities under the name CybeRecord, Inc. As of the filing date of this registration statement, we are in the early stages of manufacturing ScanServers for commercial distribution.

Our business is to develop, manufacture, and market a low-cost high-speed automated microfilm scanner. We believe the key drivers for microfilm conversion are the desire to have speedier and more convenient access to records, and the desire to share and transmit images electronically. Our ScanServer technology creates images that can be transmitted across the Internet or placed on a server and made accessible by intranet. Users can select the standard image format they wish to use for their converted microfilm images, which are stored on a computer hard-drive. Among the standard image formats available are "tif," "jpg," and bit map files. The stored images can be cataloged, viewed, and transmitted electronically using standard "off-the-shelf" software.

Our ScanServer does not produce a computer file that can be edited as text or other types of data. The digital record is essentially an electronic picture of the original microfilm image. A converted image, if it consists of text, could, if a customer chose, be loaded into an optical character recognition ("OCR") device or program. This step is not part of what ScanServer provides to its users, however. It would require customers to use separate applications with the necessary capabilities. We envision that in the future we may find opportunities to develop alliances with other types of information management businesses, such as in the areas of conversion to word-processible documents or databases that could be edited, sorted, or searched. We do not presently have any alliances of this type in place or under development. We have incorporated nothing into

ScanServer's current design to mesh with or enable other conversion processes, except the ability of ScanServer software to improve the clarity and contrast of imperfect or deteriorated microfilm images.

We plan to rent our microfilm scanners to customers who can use them to convert their microfilm records to digital form. We currently do not intend to encourage customers to purchase ScanServers. We plan to base the fees we charge our customers on the number of images they convert from microfilm to digital format. We call this per-image fee a "click-charge."

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues

Revenues for the three and nine months ended September 30, 2000 were $295 and $15,072, respectively, as compared to no revenues for the three and nine months ended September 30, 1999. Through September 30, 2000, our revenues have been derived solely from interest income.

Costs and Expenses

Write-off of Acquired Research and Development

Expenses related to the write-off of acquired research and development for the three and nine months ending September 30, 2000 were both zero, as compared to zero and $3,000,000, respectively, for the three and nine months ended September 30, 1999. The decision to write-off such expenses was based on the fact that at such time The Company's ScanServer product had not reached technological feasibility.

Research and Development

Research and development expenses include salaries, development materials, equipment lease, electronics, and costs associated with developing the Company's product. Gross research and development expenses for the three months ended September 30, 2000 were zero and $96,699 for the nine-months ended September 30, 2000 and for the same periods in 1999, the Company's gross research and development expenses were $18,843 and $147,160, respectively. The lack of research and development expenses for the three months ended September 30, 2000 is because all product development costs subsequent to February 15, 2000 have been included in capitalized development costs; prior to such date all product development costs prior had been charged to expense as research and development.

General and Administrative

General and administrative expenses consist principally of salaries and fees for professional services, legal fees incurred in connection with patent filing and related matters, amortization, as well as other marketing and administrative expenses. General and administrative expenses, for the three and nine months ending September 30, 2000 were $655,196 and $1,979,354 respectively, as compared to $280,581 and $355,367, respectively, for the three and nine months ended September 30, 1999. The increase in general and administrative expenses is primarily due to increases in production activity, personnel costs, marketing expenses, professional services, travel and patent filings.

Net Loss

Net loss for the three and nine months ended September 30, 2000 were $654,901 and $2,060,981, respectively, as compared to net loss of $299,424 and $3,502,527 for the same periods in 1999. Basic loss per share of common stock for the three and nine months ended September 30, 2000 were $0.04 and $0.12, respectively, as compared to $0.02 and $0.25 for the three and nine months ended September 30, 1999, respectively.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through private placements of equity securities.

Net cash used in operating activities was $1,807,720 for the nine months ended September 30, 2000, compared to $449,352 for the nine months ended September 30, 1999.

Net cash used in investing activities was $1,049,490 for the nine months ended September 30, 2000. This represented cash used for the purchase of equipment of $109,486 and capitalized development costs of $940,004.

Net cash provided by financing activities was $2,940,000 for the nine months ended September 30, 2000, and consisted primarily of proceeds from the issuance of common stock in private placements of common stock. As of September 30, 2000, we had $193,944 in cash and $50,000 in securities.

During July 2000, however, unexpected events placed demands on our available cash certain of our consultants had been performing development work and purchasing development services from third party vendors based on oral authorizations that were not approved in writing by management. As a result, the Company incurred costs for such work in excess of budgeted amounts. We subsequently advised vendors and employees that no future invoices would be honored unless the order was placed using a standard purchase order form with proper authorizations. The Company believes that all purchase orders are presently being generated using our accounting software, and following these accounting procedures should enable us to avoid significant unexpected expenses in the future.

In addition, during July 2000 the programs used to implement the quality control testing process we had undertaken on our ScanServers revealed the need to re-engineer the ScanServer's camera lens transport mechanism (as described above). This required us to order new parts on short notice, which we needed for repairs to previously shipped ScanServer units and to install into future production units. As a result, we incurred unexpected re-engineering and part replacement costs. The need to modify the ScanServer units we had previously shipped has also delayed the generation of revenues from those units, as they could not be placed into service without the necessary modifications. These items are reflected in capitalized development costs on the Company's balance sheet.

In August and September 2000 we raised $708,750 through the private placement of 315,000 shares of our common stock at a price of $2.25 per share. Subsequent to September 30, 2000 we have received an additional $250,200 through the private placement of 111,200 shares of common stock at a price of $2.25 per share (the purchase of such shares was subscribed to prior to September 30, 2000). We have also received subscriptions for an additional 23,000 shares of common stock at a price of $2.25 per share, but have not yet received the subscription price of $51,750. We intend to raise additional capital through future additional sales of equity securities or the incurrence of additional indebtedness. There can be no assurance that we will successfully raise any equity financing or that other sources of debt financing will be available to us if and when needed. The failure to obtain adequate additional capital may require us to postpone some or all of the expansion of our proposed business operations and, potentially, to cease operations. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

Risk Factors that May Effect Operating Results

You should carefully consider the risks described below and the other information in this quarterly report. While we have attempted to identify the risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this quarterly report, including the financial statements and related notes and the risks discussed in the "Risk Factors" section included in our Form 10-SB and other documents and reports filed with the Securities and Exchange Commission.

Need for Additional Financing

During the next 12 months, our foreseeable cash requirements are expected to be met by a combination of existing cash, revenue generated by our sales, and additional equity financing. We are currently devoting substantial resources to the development of our products and to the establishment of sales and distribution relationships. Substantial additional capital may be required in the future to fund product development and product launch cycles. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our shareholders. If needed capital is unavailable, the Company's ability to continue in business will be jeopardized. To the extent we raise additional capital by issuing equity or securities convertible into equity, ownership dilution to our shareholders will result.

History of Losses and Negative Cash Flow; Anticipated Continued Losses

Since our inception, we have incurred significant losses and negative operating cash flow. We have not achieved profitability and we expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as establishment and expansion of markets, advertising, brand promotion, sales and marketing, research and development and operating infrastructure. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

Competition

The market for microfilm scanning devices and services is highly competitive. The competition for our products comes largely from large, well-established companies with longer operating histories, greater name recognition, larger retail bases and significantly greater financial, technical, and marketing resources than us. Competition from these sources could materially adversely affect our business, operating results or financial condition. Competitive factors in the microfilm scanning and services market include innovative products, product quality, marketing and distribution resources and price. While we believe that we have the experience and ability to compete within our identified market, there can be no assurance that we will be able to compete successfully against current or future competitors.

Reliance on Key Individuals

We are dependent upon the active participation of several key management personnel. We do currently maintain key employee insurance policies on some, but not all, of our key employees. We will likely need to recruit additional qualified personnel in order to expand according to our business plan. There can be no assurance that we will be able to attract such persons or retain any of its key personnel. The failure to attract and retain key personnel could have a material adverse effect on our results of operations and financial performance.

Product Liability

Our business exposes us to potential product liability claims which are inherent in the manufacture and sale of microfilm scanner devices. Although no such claim has been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the faulty design or manufacture of products. Although we maintain product liability insurance coverage, there can be no assurance that product liability claims will not exceed coverage limits or that such insurance will continue to be available at commercially reasonable rates, if at all. Consequently, a product liability claim or other claim in excess of insured liabilities or with respect to uninsured liabilities could have a material adverse effect on us.

Dependence on New Markets

Our future growth, if any, depends in part on its ability to penetrate new markets. There can be no assurance that we will be successful in locating or penetrating any new markets for its products.

Share Price Volatility

The trading price of the Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the personal products industries and other events or factors. In addition, in recent years the stock market in general has experienced extreme price fluctuations. This volatility has had a substantial effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. To date, our Common Stock has not traded in sufficient volumes, or for a sufficient length of time, to produce any meaningful evidence of correlation between its price and general market volatility.

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Between July 1, 2000 and September 30, 2000 we issued 315,000 shares of common stock in conjunction with private placements. The shares of common stock were sold at a price per share of $2.25, with aggregate proceeds totaling $708,750. Subsequent to September 30, 2000 we have received sold additional 111,200 shares of common stock at a price of $2.25 per share, with additional aggregate proceeds totaling $250,200. No underwriters were engaged in connection with these sales. These securities were issued in transactions exempt from registration under the Securities Act and Regulation D and Regulation S promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.                                 Description

--------------    ----------------------------------------------------------

    27.1       Financial Data Schedule.

(b)  Reports on Form 8-K.

None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CYBERECORD, INC.


Dated: November 14, 2000                By: /s/ James J. Lucas
                                            ---------------------------------
                                              James J. Lucas
                                              President/Chief Executive Officer